Form 10-K
period 2024-12-31
FirstEnergy Transmission, LLC
filed 2025-02-27
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2024

OR

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission	Registrant; State of Incorporation;				I.R.S. Employer
File Number	Address; and Telephone Number				Identification No.

333-282554	FIRSTENERGY TRANSMISSION, LLC				20-5763884
	(A	Delaware	Limited Liability Company)
	5001 NASA Boulevard
		Fairmont	WV	26554
		Telephone	(800)	736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☑	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐

Accelerated Filer	☐

Non-accelerated Filer	☑

Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.

i

GLOSSARY OF TERMS

The following abbreviations and acronyms may be used in these financial statements to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, an Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a Pennsylvania electric utility subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries, including FET
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a transmission subsidiary of FET
ME	Metropolitan Edison Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, an Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, an Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a transmission subsidiary of FET
WP	West Penn Power Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in these financial statements:
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CFIUS	Committee on Foreign Investments in the United States
CISO	Chief Information Security Officer
CMA	CFIUS Monitoring Agencies
CODM	Chief Operating Decision Maker
Credit Facilities	Collectively, the FET Revolving Facility and the ATSI, MAIT and TrAIL revolving facilities as amended through October 20, 2023
Dominion HV	Dominion High Voltage MidAtlantic, Inc., an affiliate of Virginia Electric and Power Company
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and U.S. Attorney's Office for the Southern District of Ohio
DTA	Deferred Tax Asset
EEI	The Edison Electric Institute
EH	Energy Harbor Corp
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Audit Committee	The Audit Committee of the Board of Directors of FirstEnergy Corp.
FE Board	The Board of Directors of FirstEnergy Corp.
FE Outside Group	FE and its subsidiaries, other than FET and FET's subsidiaries
FERC	Federal Energy Regulatory Commission
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield will own 49.9% of FET
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET’s five-year syndicated revolving credit facility, dated as of October 20, 2023
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gas
Ground Leases	Long-term extendable ground leases of land and rights-of-way on which certain of ATSI's and MAIT's transmission assets are located are leased from the Ohio Companies and FE PA
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
Insider Trading Practice	FE's insider trading compliance policy regarding securities transactions
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
N.D. Ohio	Federal District Court, Northern District of Ohio
NERC	North American Electric Reliability Corporation

NOL	Net Operating Loss
NSA	National Security Agreement
OAG	Ohio Attorney General
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
OOCIC	Ohio Organized Crime Investigations Commission, which is composed of members of the Ohio law enforcement community and is chaired by the OAG
OPEB	Other Postemployment Benefits
PA Consolidation	Consolidation of the Pennsylvania Companies, effective January 1, 2024
PG&E	Pacific Gas & Electric Company
PJM	PJM Interconnection, LLC
PJM OATT	PJM's Open Access Transmission Tariff
PJM Region	Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PTRR	Projected Transmission Revenue Requirement
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTEP	PJM's regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SLC	Special Litigation Committee of the FE Board
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, an affiliate of American Electric Power Company, Inc.
USAO	U.S. Attorney’s Office for the Southern District of Ohio
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, Dominion High Voltage MidAtlantic, Inc., and Transource Energy, LLC, on November 24, 2024
Valley Link LLCA	Amended and Restated Operating Agreement of Valley Link
Valley Link Subsidiaries	The five subsidiaries of Valley Link that will develop, construct, own, operate and maintain the transmission projects awarded by PJM
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia
v

PART I
ITEM 1.     BUSINESS
The Company and its Subsidiaries

FET was organized as a limited liability company under the laws of the State of Delaware in 2006. On May 31, 2022, Brookfield acquired 19.9% of the membership interests of FET. On March 25, 2024, Brookfield acquired an additional 30% of the outstanding membership interests of FET. As a result, Brookfield’s equity interest in FET increased to 49.9%, while FE retained the remaining 50.1% equity interest in FET. FET is a consolidated VIE of FE. On January 1, 2024, PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.
FET is the holding company for the FET Subsidiaries and PATH. Through its subsidiaries, FET owns and operates high-voltage transmission facilities within the PJM region, which consist of 12,520 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Ohio, Pennsylvania, West Virginia, Maryland and Virginia. FET has a single operating segment. FET’s revenues are derived primarily from the FET Subsidiaries. The FET Subsidiaries, in turn, derive nearly all of their revenues from providing network transmission service, point-to-point transmission service, and scheduling, control and dispatch service over their respective systems. The FET Subsidiaries are subject to regulation by FERC and applicable state regulatory authorities. The FET Subsidiaries' rate base was $8.5 billion as of December 31, 2024.
On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, certain FET subsidiaries, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., as affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure.

ATSI owns high-voltage transmission facilities in PJM, which consist of 7,964 circuit miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV in Ohio and Pennsylvania and had a rate base of $4.3 billion as of December 31, 2024.

MAIT owns high-voltage transmission facilities in PJM, which consist of 4,287 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Pennsylvania, and had a rate base of $2.8 billion as of December 31, 2024.

TrAIL owns high-voltage transmission facilities in PJM, which consists of 269 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, including a 500 kV transmission line extending approximately 150 miles from southwestern Pennsylvania through West Virginia to a point of interconnection with VEPCO in northern Virginia, and had a rate base of $1.4 billion as of December 31, 2024.
PATH was a proposed transmission line from West Virginia through Virginia into Maryland that PJM cancelled in 2012. In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. FET and its non-affiliated joint venture partner are completing the process of terminating the PATH corporate entities.
Regulatory Accounting

The FET Subsidiaries are subject to regulation that sets the prices (rates) that the subsidiaries are permitted to charge customers based on costs that FERC determines are permitted to be recovered. At times, and consistent with established practice in the regulated electric utility industry, FERC may permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

The FET Subsidiaries recognize, as regulatory assets and regulatory liabilities, costs that FERC has authorized for recovery from or return to customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets and regulatory liabilities would have been charged or credited to income as incurred. All regulatory assets and liabilities are expected to be recovered from or returned to customers. Based on current ratemaking procedures, The FET Subsidiaries continue to collect cost-based rates for their transmission services; accordingly, it is appropriate that the FET Subsidiaries continue the application of regulatory accounting to those operations. Regulatory accounting is applied only to the parts of the business that meet the above criteria. If a portion of the business applying regulatory accounting no longer meets those requirements, previously recorded regulatory assets and liabilities are removed from the balance sheet in accordance with GAAP.

Federal Regulation
See "Outlook - FERC Regulatory Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Environmental Matters
See "Outlook - Environmental Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Regional Reliability

All of FET's and its subsidiaries' facilities are located within the PJM region for the purposes of the federal-enforceable mandatory reliability standards and operate under the reliability oversight of a regional entity known as RFC. This regional entity operates under the oversight of NERC in accordance with a delegation agreement approved by FERC.
Capital Requirements

FET and the FET Subsidiaries' business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and distribution payments. See "Capital Resources and Liquidity" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.

Supply Plan

Supply Chain

Economic conditions have stabilized across numerous material categories, but not all lead times have returned to pre-pandemic levels. Several key suppliers have seen improvements with capacity, but FET continues to monitor the situation as demand increases across the industry, including due to data center usage. Inflationary pressures have moderated, which has improved the cost of materials, but certain categories have remained elevated. FET continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s results of operations, cash flow and financial condition.

In February 2025, the new U.S. presidential administration announced the imposition of widespread and substantial tariffs on imports, with plans for additional tariffs to potentially be adopted in the future. Although certain of these tariffs were subsequently temporarily stayed, the situation is dynamic and subject to rapid change. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s and the FET Subsidiaries’ results of operations, cash flow and financial condition.

Competition

Pursuant to FERC’s Order No. 1000 and subject to state and local siting and permitting approvals, non-incumbent developers can compete for certain PJM transmission projects in the respective service territories of the FET Subsidiaries. This has resulted in additional competition to build transmission facilities in the FET Subsidiaries’ service territories while also allowing the FET Subsidiaries the opportunity to seek to build facilities in non-incumbent service territories.

Human Capital

As of December 31, 2024, FET and the FET Subsidiaries had no employees. Each of these companies, however, relies on employees of their affiliates, including FESC, for the performance of necessary services.

FET Website and Other Social Media Sites and Applications

FET's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and all other documents filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through the "Investors" page of FirstEnergy’s website at www.firstenergycorp.com. These documents are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

ITEM 1A.     RISK FACTORS

We operate in a business environment that involves significant risks, many of which are beyond our control. Management regularly evaluates the most significant risks of its businesses and reviews those risks with the FET Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FET. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. The risks that we face are not limited to those in this section. There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect our business, financial condition, results of operations, liquidity or cash flows. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. These risk factors should be read in conjunction with Item 1, "Business,” Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K that include forward-looking and other statements involving risks and uncertainties that could impact our business, financial condition, results of operations, liquidity or cash flows.

Risks Associated with Our Business and Industry

Failure to comply with debt covenants in the FET Revolving Facility could adversely affect our ability to execute future borrowings and/or require early repayment and could restrict our ability to obtain additional or replacement financing on acceptable terms or at all.

Our FET Revolving Facility contains various financial and other covenants, including maintaining a consolidated debt-to-total-capitalization ratio of no more than 75%. Compliance with each covenant is measured at the end of each fiscal quarter.

Our FET Revolving Facility contains certain negative and affirmative covenants. Our ability to comply with the covenants and restrictions contained in our FET Revolving Facility has been, and may in the future, be affected by events related to the ongoing government investigations or otherwise. As of December 31, 2024, FET and the FET Subsidiaries were in compliance with their applicable consolidated interest coverage ratio and the borrowers, in each case as defined under the Credit Facilities, were in compliance with their debt-to-total-capitalization ratio covenants.

A breach of any of the covenants contained in our FET Revolving Facility could result in an event of default under the FET Revolving Facility and we would not be able to access the FET Revolving Facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, any amounts outstanding under our FET Revolving Facility could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. There were no amounts outstanding under our FET Revolving Facility as of December 31, 2024. If future indebtedness under our FET Revolving Facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. In addition, certain events, including but not limited to any covenant breach related to alleged failures to comply with anti-corruption and anti-bribery laws, an event of default under our FET Revolving Facility and the acceleration of applicable commitments under our FET Revolving Facility could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. The operating and financial restrictions and covenants in our FET Revolving Facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

In connection with FirstEnergy’s actions to focus on its regulated operations, the FET Subsidiaries have taken steps to focus on growing their respective businesses and earnings. The ability of the FET Subsidiaries to successfully grow their respective businesses is subject to certain risks that could adversely affect profitability and our financial condition in the future.

FirstEnergy has undertaken a transmission expansion plan designed to improve operating flexibility, increase reliability, position transmission capacity for future load growth and facilitate response to system events. This plan allows FET to capitalize on growth opportunities available to its regulated operations. The FET Subsidiaries intend to grow their businesses and earnings through its regulated capital investment program, which includes transmission projects extending throughout FirstEnergy's service area, including the transmission systems of the FET Subsidiaries.

The success of FirstEnergy’s and our growth strategy will depend, in part, on our and the FET Subsidiaries’ successful recovery of our transmission investments. Factors that may affect rate recovery of our and the FET Subsidiaries’ transmission investments may include: (1) FERC’s timely approval of rates to recover such investments; (2) whether the investments are included in RTEP; (3) FERC’s evolving policies with respect to incentive rates for transmission investment assets; (4) FERC’s evolving policies with respect to the calculation of the base ROE component of transmission rates; (5) consideration and potential impact of the objections of those who oppose such investments and their recovery; and (6) timely development, construction and operation of the new facilities. See “—Complex and changing government regulations, including those associated with rates, could have a negative impact on our results of operations” and “—Certain elements of the FET Subsidiaries’ cost recovery through rates can be challenged, which could result in lower rates and/or refunds of amounts previously collected and thus have an adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows” below.

Our ability to capitalize on investment opportunities available to our business depends, in part, on any future transmission rate filings at FERC, including maintaining the affordability of the rates charged to customers. Any denial of, or delay in, the approval of any future transmission rate requests could restrict us from fully recovering our cost of service, may impose risks on the transmission operations and could have a material adverse effect on our regulatory strategy, results of operations and financial condition.

We are subject to risks arising from the FET Subsidiaries’ operation of transmission facilities.

Operation of transmission facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, human error in operations or maintenance, acts of terrorism or sabotage, cyber-attacks, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental requirements and governmental interventions and operational performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt transmission systems and, in some cases, lead to catastrophic effects such as wildfires. Because the FET Subsidiaries’ transmission facilities are interconnected with those of third parties, the operation of the FET Subsidiaries’ facilities could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

FET and the FET Subsidiaries remain obligated to provide safe and reliable service to customers. Meeting this commitment requires the expenditure of significant capital resources. Failure to provide safe and reliable service and failure to meet regulatory reliability standards due to a number of factors, including, but not limited to, equipment failure and weather, could harm our and the FET Subsidiaries’ business reputations and adversely affect our and the FET Subsidiaries’ operating results through reduced revenues and increased capital and operating costs, the concurrence of liabilities to claimholders and the imposition of penalties/fines or other adverse regulatory outcomes.

Demand for electricity within our service territory could exceed supply capacity, resulting in negative impacts to our reputation, results and financial condition, particularly if our systems are not performing as anticipated.

Recent industry projections reflect the potential for significant growth in energy demand over the next decade. This could be exacerbated if additional resources are not available to meet increased demand in the future. For example, data centers have substantially larger load requirements than typical residential or commercial use. New data centers or the increase in demand for existing data centers located in our service territories could increase load requirements substantially over the next several years, thereby increasing the aggregate load obligations of the Electric Companies. A need to serve the load obligations of these data centers, which could be up to 5,575 megawatts through 2029, has the potential to adversely impact our business, results of operations, financial condition, or cash flows.

We continue to evaluate the potential impacts of the development, construction, and operation of new data centers in our service territories and will continue to evaluate potential mitigants to these risks. Still, we cannot predict whether the data centers under consideration will ever commence operations or the size of the load obligations of those that do become operational.

Current or future litigation or administrative proceedings could have a material adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries have been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Various individuals and interest groups may challenge the issuance of relevant state utility commission authorizations to construct new transmission lines, or other relevant certificates, permits or approvals. In addition, we and the FET Subsidiaries are sometimes subject to investigations and inquiries by various state and federal regulators due to the heavily regulated nature of our industry. Unfavorable outcomes or developments relating to these or other proceedings or investigations, such as judgments for monetary damages and other remedies, including injunctions or revocation of relevant authorizations, certificates, permits or approvals, could have a material adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, the notes.

Although the FET Subsidiaries intend to vigorously defend these matters, the results of these proceedings or investigations cannot be determined. For more information on these proceedings and other litigation, see “Outlook—Other Legal Proceedings” In Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We and the FET Subsidiaries are subject to various regulatory requirements, including reliability standards, rate tariff and contract filing requirements, reporting, recordkeeping and accounting requirements, transaction approval requirements, requirements of the regional transmission organization in which they operate, and foreign investment regulations. Violations of current or future requirements, whether intentional or unintentional, or failure to obtain necessary regulatory approvals may result in substantial costs, sanctions or penalties that, under some circumstances, could have a material adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows.

Our operations and other regulated activities are subject to audit by FERC, which may conduct routine or special audits and issue requests designed to ensure compliance with FERC rules, regulations, policies and procedures. Owners, operators and users of the bulk electric system are subject to mandatory reliability standards promulgated by NERC and approved by FERC. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. NERC, FERC and RFC continue to refine existing reliability standards as well as develop and adopt new reliability standards.

The reliability standards address operation, planning and security of the bulk electric system, including requirements with respect to real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection and personnel training. Compliance with modified or new reliability standards may subject the FET Subsidiaries to higher operating costs and/or increased capital expenditures. If one of the FET Subsidiaries were found not to be in compliance with one or more of the mandatory reliability standards, we or such subsidiary could be subject to sanctions, including substantial monetary penalties.

Monetary penalties for violations of reliability standards vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator’s cooperation in investigating and remediating the violation and the presence of a compliance program. FERC has authority under the FPA to impose penalties up to and including $1.5 million per day, subject thereafter to annual adjustments for inflation, for failure to comply with these mandatory reliability standards. Potential non-monetary sanctions include imposing limitations on the violator’s activities or operation and placing the violator on a watch list for major violators.

The FET Subsidiaries are also subject to requirements under Sections 203, 204 and 205 of the FPA, including the requirement to obtain prior FERC approval of certain transactions, issuances of securities and assumptions of liabilities; reporting, recordkeeping and accounting requirements; and for filing rate tariffs and contracts related to the provision of services subject to FERC jurisdiction. Under FERC policy, failure to file a jurisdictional tariff or agreement on a timely basis may result in an entity having to refund the time value of revenues collected under the relevant tariff or agreement. The failure to obtain timely approval of transactions subject to Section 203 of the FPA or of issuances of securities or assumptions of liabilities under Section 204 of the FPA, or to comply with applicable filing, reporting, recordkeeping or accounting requirements under Section 205 of the FPA, could subject the FET Subsidiaries to penalties. FERC has authority under the FPA to impose penalties in 2024 up to and including $1.5 million per day, subject thereafter to annual adjustments for inflation, per violation of the FPA or rules or orders issued pursuant thereto.

Despite the FET Subsidiaries’ best efforts to comply and FirstEnergy’s implementation of a compliance program intended to ensure reliability and compliance with the FPA and rules and orders issued by FERC, there can be no assurance that violations that could result in material penalties or sanctions will not occur. If any of the FET Subsidiaries were to violate mandatory reliability standards or other NERC or FERC requirements, even unintentionally, in any material way, any penalties or sanctions imposed against us or the FET Subsidiaries could have a material adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

In addition to direct regulation by FERC, the FET Subsidiaries are also subject to rules and terms of participation imposed and administered by PJM. Although PJM is itself ultimately regulated by FERC, it can impose rules, restrictions and terms of service that are quasi-regulatory in nature and could have a material adverse impact on our and the FET Subsidiaries’ business. For example, PJM may direct the FET Subsidiaries or other transmission-owning affiliates to build new transmission facilities to meet PJM’s reliability requirements or to provide new or expanded transmission service under the PJM OATT. Compliance with PJM’s rules may subject the FET Subsidiaries to higher operating costs and/or increased capital expenditures.

CFIUS is an interagency body of the U.S. government authorized to review certain foreign investment transactions in domestic businesses in order to determine the effect of such transactions on the national security of the United States of America. We sought CFIUS approval for the FET Equity Interest Sale. On November 24, 2023, CFIUS concluded its review of the FET Equity Interest Sale and determined that there are no unresolved national security concerns. As part of the resolution of the CFIUS review, we entered into a NSA with certain CMAs. Pursuant to the NSA, we have agreed to protect our data by, among other things, implementing a security policy, appointing a security officer, and periodically reporting to the CMAs. Our operating results may be negatively affected if we fail to comply with our obligations under the NSA, we may be subject to potential penalties.

Any failure by the FET Subsidiaries to comply with any applicable regulations or any limitations on the FET Subsidiaries’ ability to raise capital and/or pursue acquisitions, development opportunities or other transactions imposed by any such regulations could have a material adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

Complex and changing government regulations, including those associated with rates and transmission planning, could have a negative impact on our results of operations.

Each of the FET Subsidiaries is regulated by FERC as a “public utility” under the FPA and is a transmission owner in PJM. We cannot predict whether FERC will change its policies or regulations, or whether the approved transmission rates or rate determination mechanism or methodology for any of the FET Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could give FERC new responsibilities, modify provisions of the FPA, or provide FERC or another entity with increased authority to regulate rates and services for the transmission of electricity. We cannot predict whether, or to what extent, the FET Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future.

The FET Subsidiaries each use a formula rate template to calculate their respective annual revenue requirements. Under the FPA, their formula rates will remain in effect until they obtain approval from FERC pursuant to Section 205 of the FPA to change to a different mechanism or until FERC determines in a proceeding under Section 206 of the FPA that the formula rate or any aspect of such rate is unjust and unreasonable or is unduly discriminatory or preferential. Such a determination could result from a challenge initiated at FERC by an interested party, or by FERC on its own initiative. State utility commissions, transmission customers, end-use consumers and entities supplying electricity to end-use consumers may attempt to influence the government and/or regulators to change the FET Subsidiaries’ formula rate template and/or their approved ROE, particularly if transmission rates increase substantially. As such, there can be no assurance that the FET Subsidiaries will obtain their expected revenue requirements in future Section 205 rate proceedings. The inability of the FET Subsidiaries to obtain their expected revenue requirements would have a negative impact on our results of operations.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy is a member of PJM and the FET Subsidiaries could be affected by the supplemental proposed rule. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. FirstEnergy participated in comments on the initial and supplemental rulemaking proceedings that were submitted by a group of PJM transmission owners and by various industry trade groups, including EEI. The rulemaking remains pending before FERC. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis and could have a negative impact on our results of operations.

On December 19, 2024, a group representing large industrial customers and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy expects to participate in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy is unable to predict the outcome or estimate the impact that this complaint may have on its transmission companies, including FET and its subsidiaries, however, the granting of this complaint could have a material impact on FirstEnergy’s transmission capital investment strategy and our results of operations.

Certain elements of the FET Subsidiaries’ cost recovery through rates can be challenged, which could result in lower rates and/or refunds of amounts previously collected and thus have an adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries provide electric transmission service under rates regulated by FERC. FERC has allowed the use by the FET Subsidiaries of formula rate mechanisms set forth in the PJM OATT. However, under the formula rate mechanisms, FERC is not required to approve the amount of actual capital and operating expenditures used in the formulas. The FET Subsidiaries update the inputs to their formula rate templates annually. MAIT and ATSI post to PJM’s website their PTRR each October 5 and October 15, respectively, to be effective for the following Rate Year. The PTRR represents the amount of revenue necessary to recover projected prudently-incurred expenses and a return on projected rate base, consisting primarily of property, plant and equipment on a 13-month average, for the Rate Year. MAIT and ATSI on each June 1 and May 1, respectively, calculate actual results for the previous Rate Year and compare them to the amount PJM billed on their behalf based on the PTRR for that Rate Year and include the resulting true-up in the PTRR for the coming Rate Year. Each May 15, TrAIL posts to PJM’s website its “Annual Update” consisting of (1) a “Reconciliation” reflecting its actual revenue requirement for the previous calendar year and (2) a “Forecast” reflecting the Reconciliation plus projected capital projects placed into service for the current calendar year as well as a true-up for the difference between the previous calendar year Forecast and Reconciliation. During June 1 through May 31 of each year, PJM bills, on behalf of TrAIL, TrAIL’s revenue requirement determined by its Forecast.

The FET Subsidiaries’ formula rate updates are posted on PJM’s website and are subject to discovery requests and challenges by interested parties under provisions specified in the FET Subsidiaries’ formula rate implementation protocols in the PJM OATT. In addition, all aspects of the FET Subsidiaries’ formula rates on file with FERC, including the ROE (including any incentive rates) on the actual equity portion of the FET Subsidiaries’ capital structure and the data inputs provided by the FET Subsidiaries for calculation of each year’s rates, are subject to challenge by interested parties before FERC pursuant to the formula rate protocols or in a proceeding instituted under Section 206 of the FPA. In a formal challenge pursuant to the protocols, the burden of proof is on the FET Subsidiaries to demonstrate that the rate, or any aspect thereof, is just, reasonable and not unduly discriminatory or preferential. However, in a Section 206 proceeding, the burden of proof is on the challenger to demonstrate that any aspect of the rate is unjust, unreasonable, unduly discriminatory or preferential. If the FET Subsidiaries fail to meet the burden of proof in a challenge under the protocols or a challenger meets its burden of proof in a Section 206 proceeding, then FERC will make appropriate adjustments to the challenged rate. In a Section 206 complaint proceeding, the refund effective date is no earlier than the date the complaint was filed and no later than five months after the date the complaint was filed. Such challenges could result in a lower rate and/or refunds of amounts collected during the annual update period to which the challenge under the protocols applied or commencing on the refund effective date established by FERC in a Section 206 proceeding. Such a result could have an adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

In addition, FERC policy currently permits recovery of prudently-incurred costs associated with the expansion of transmission infrastructure within its jurisdiction. If FERC were to adopt a different policy regarding recovery of transmission costs or if transmission needs do not continue or develop as projected, FirstEnergy’s strategy of investing in transmission could be affected. If FERC were to lower the rates of return it has authorized for the FET Subsidiaries, it could have an adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries’ actual capital expenditures may be lower than planned, which would decrease their expected rate bases and therefore their and our revenues and earnings compared to current expectations.

The FET Subsidiaries’ rate bases, revenues and earnings are determined in part by additions to property, plant and equipment and when those additions are placed in service. We expect that the FET Subsidiaries will continue to make significant capital investments over the next three years across their respective electric transmission systems. In particular, the FET Subsidiaries are expected to annually invest $1.5 billion to $1.9 billion in capital investments from 2025 through 2029 to upgrade their transmission systems. If such capital investment and the resulting in-service property, plant and equipment are lower than anticipated for any reason, the FET Subsidiaries will have lower than anticipated rate bases, thus causing the FET Subsidiaries’ revenue requirements and future earnings to be potentially lower than anticipated, which, in turn, could restrict the amount of cash such subsidiary can distribute to us and thereby negatively affect our ability to meet our debt and other monetary obligations, including obligations under our indebtedness. Reasons that capital expenditures may be lower than expected may include, among others, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, limitations on the amount of construction that can be undertaken on the FET Subsidiaries’ systems at any one time, regulatory approvals relating to environmental, siting or regional planning issues, legal proceedings related to the FET Subsidiaries’ transmission projects and variances between estimated and actual costs of construction contracts awarded.

The FET Subsidiaries depend on PJM transmission service customers for a substantial portion of their revenues, and any material failure by any of those customers to make payments for transmission service could adversely affect our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries recover their revenue requirements through rates charged by PJM to transmission customers that utilize their facilities. Although PJM bills and collects transmission revenues on behalf of the FET Subsidiaries and other transmission owners and has established credit requirements designed to protect the FET Subsidiaries as well as other transmission owners and other market participants in the event of a payment default by a PJM customer, a material failure by one or more of those customers to make payments for transmission service could adversely affect our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

Failure to retain and attract skilled professionals and technical employees could have an adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows.

Our business is dependent on the ability of the FET Subsidiaries’ affiliates and that of their contractors to recruit, retain and motivate employees and contractors. Competition for skilled workers in some areas is high. The FET Subsidiaries’ affiliates and contractors must find ways to balance the retention of an aging skilled workforce while recruiting new talent to mitigate losses in critical knowledge and skills due to retirements.

Further, a significant number of our affiliates and their contractors’ physical workforce are represented by unions. While we believe that our relations with their employees are generally fair, neither the FET Subsidiaries nor we can provide assurances that the FET Subsidiaries will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes or lockouts or that any existing labor disruption will be favorably resolved.

Mitigating these risks could require additional financial commitments and the failure to prevent labor disruptions and retain and/or attract trained and qualified labor could have an adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

Our insurance coverage may not provide protection against all significant losses and our ability to obtain insurance coverage, as well as the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.

If we cannot or do not obtain adequate insurance coverage, we may be required to pay costs associated with adverse future events. Through a combination of third-party and self-insurance, we have a comprehensive insurance program in place to provide coverage for various types of risks, including severe weather or other natural disasters, war, terrorism, cyber incidents, liability claims against us, or a combination of other significant unforeseen events that could impact our operations. However, insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to us. Our ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by the financial condition of insurers, the impacts of actual or perceived climate-related events, as well as international, national, state, local or company-specific events.

There may be some instances in which we are not fully insured against all significant losses. A loss for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations and prospects.

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows.

As a result of the continued threat of physical acts of war, terrorism, sabotage or other attacks in the United States, the FET Subsidiaries’ electric transmission facilities and other infrastructure and the generation and distribution facilities and other infrastructure of the FET Subsidiaries’ customers, suppliers and other interconnected parties, including power plants, transformers and high-voltage lines and substations, or the facilities or other infrastructure of an interconnected company, could be direct targets of, or indirect casualties of, an act of war, terrorism, sabotage or other attack, which could result in disruption of the FET Subsidiaries’ ability to transmit electricity for a significant period of time, otherwise disrupt customer operations and/or result in incidents that could result in harmful effects on the environment and human health, including loss of life. Any such disruption or incident could result in a significant decrease in revenue, significant additional capital and operating costs, including costs to implement additional security systems or personnel to replace or repair the assets of the FET Subsidiaries over and above any available insurance reimbursement, higher insurance deductibles, higher premiums and more restrictive insurance policies, legal claims or proceedings, greater regulation with higher attendant costs, generally, and significant damage to our or the FET Subsidiaries’ reputations, which could have a material adverse effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

The FET Subsidiaries are subject to environmental regulations and to laws that can give rise to substantial expenses for environmental compliance and contamination.

The operations of the FET Subsidiaries are subject to federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination, such as claims for personal injury or property damage, may arise at many locations, including formerly owned or operated properties and sites where wastes have been treated or disposed of, as well as at properties currently owned or operated by the FET Subsidiaries. Such liabilities may arise even where the contamination does not result from noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that a party can be held responsible for more than its share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent over time, and compliance with those requirements has become more expensive.

The FET Subsidiaries have incurred expenses in connection with environmental compliance, and we anticipate that they will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to the FET Subsidiaries could result in significant civil or criminal penalties and remediation costs. The FET Subsidiaries’ assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of the FET Subsidiaries’ facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered, threatened or otherwise protected species. These sensitive areas increase the expense of current operations and siting requirements for future operations. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect the FET Subsidiaries’ costs and, therefore, our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

In addition, claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electric transmission and distribution lines and climate change alleged to result from greenhouse gas emissions. We cannot assure you that such claims will not be asserted against us or the FET Subsidiaries or that, if determined in a manner adverse to our interests, such claims would not have a material effect on our and the FET Subsidiaries’ businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

Significant increases in the FET Subsidiaries’ operation and maintenance expenses, including health care and pension costs, could adversely affect our and the FET Subsidiaries’ future earnings and liquidity.

We do not have any employees and have contracted with FESC, a direct wholly owned subsidiary of FE, to provide us with corporate, administrative, management and other services. To the extent that FESC is subject to increases in expenses in connection with the services that it provides to us, we will therefore face corresponding cost increases in fees paid to FESC. The FET Subsidiaries expect to continue to face increased cost pressures related to such operation and maintenance expenses, including in the areas of health care and pension costs. For example, the FET Subsidiaries have experienced cost increases that correlate with health care cost inflation in recent years, and we therefore expect cash outlay for health care costs, including prescription drug coverage, to continue to increase despite measures taken to limit obligations to future retirees and requiring employees to bear a higher portion of the costs of their health care benefits. The measurement of the expected future health care and pension obligations and costs is highly dependent on a variety of assumptions, many of which relate to factors beyond FESC’s, or the FET Subsidiaries’ control. These assumptions include investment returns, interest rates, discount rates, health care cost trends, benefit design changes, salary increases, the demographics of plan participants and regulatory requirements. While we anticipate that our services fees paid to FESC will continue to increase, in part due to increasing operation and maintenance expenses, if actual results differ materially from our assumptions, our costs could be significantly higher than expected, which could adversely affect our and the FET Subsidiaries’ results of operations, financial condition and liquidity because such costs could not be passed through to our customers.

Our results may be adversely affected by the volatility in pension and other post-employment benefit expenses.

FirstEnergy recognizes in income the change in the fair value of plan assets and net actuarial gains and losses for the portion of the FirstEnergy defined benefit pension and OPEB plans that ultimately are attributed to the FET Subsidiaries. This adjustment to income associated with the change in fair value is recognized in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement, which could result in greater volatility in pension and OPEB expenses and may materially impact the results of operations of the FET Subsidiaries. Certain of the plan assets held in these trusts do not have readily determinable market values. Changes in the estimates and assumptions inherent in the value of these assets could affect the value of the trusts. If the value of the assets held by the trusts declines by a material amount, the funding obligation of the FET Subsidiaries to the trusts could materially increase. These assets are subject to market fluctuations and may yield uncertain returns, which may fall below FirstEnergy’s projected return rates. Forecasting investment earnings and costs to pay future pension and other benefit obligations, requires significant judgment and actual results may differ significantly from current estimates. Capital market conditions that generate investment losses or that negatively impact the discount rate and increase the present value of liabilities may have significant impacts on the value of the pension and other trust funds, which could require significant additional funding and negatively impact the results of operations and financial position of the FET Subsidiaries.

Cyber-attacks, data security breaches and other disruptions to our and the FET Subsidiaries’ information technology systems could compromise our and the FET Subsidiaries’ business operations, critical and proprietary information and contractor employee and customer data, which could have a material adverse effect on our and the FET Subsidiaries’ businesses, financial condition and reputations.

In the ordinary course of their business, the FET Subsidiaries and their affiliates depend on information technology systems that utilize sophisticated operational systems and network infrastructure to run all facets of our business.

Additionally, FET, the FET Subsidiaries and our affiliates store sensitive data, intellectual property and proprietary or personally identifiable information regarding our and the FET Subsidiaries’ businesses, contractor employees, shareholders, customers, suppliers, business partners and other individuals in our individual and collective data centers and on our respective networks. We may also need to provide sensitive data to vendors and service providers who require access to this information. The secure maintenance of information and information technology systems is critical to FirstEnergy’s operations.

Over the last several years, there has been an increase in the frequency of cyber-attacks by terrorists, hackers, international activist organizations, foreign governments and individuals. These and other unauthorized parties may attempt to gain access to our and the FET Subsidiaries’ network systems or facilities, or those of third parties with whom we or our subsidiaries do business, including directly through network infrastructure or through fraud, trickery, or other forms of deception against our and the FET Subsidiaries’ employees, contractors and temporary staff. Additionally, our and the FET Subsidiaries’ information and information technology systems and those of our vendors and service providers may be increasingly vulnerable to data security breaches, damage and/or interruption due to viruses, ransomware, unauthorized physical access, theft of access devices, human error, malfeasance, faulty password management or other malfunctions and disruptions. Further, hardware, software, or applications we or the FET Subsidiaries develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and/or security.

As a source of critical infrastructure, the energy industry is at heightened threat of cyber-attacks, which are becoming increasingly more difficult to anticipate and prevent due to their rapidly evolving nature. We cannot anticipate, detect, or implement fully preventive measures against all cybersecurity threats because the techniques used are increasingly sophisticated and constantly evolving, and in some cases, assisted by artificial intelligence.

In addition, the increased use of smartphones, tablets and other wireless devices, as well as ongoing remote work-from-home arrangements, may also heighten these and other operational risks.

Our and the FET Subsidiaries’ infrastructure, as well as the transmission facilities of third parties with whom we are interconnected may be increasingly vulnerable to such attacks as a result of the rapidly evolving and increasingly sophisticated means by which attempts to defeat our and the FET Subsidiaries’ security measures and gain access to information technology systems may be made. As our transmission facilities are interconnected with those of third parties, the operation of our facilities could be adversely affected by cyber-attacks or other unexpected or uncontrollable events occurring on the systems of such third parties.

Any actual or perceived cyber-attack, data security breach, damage, interruption and/or defect could: (i) disable the FET Subsidiaries’ operations for a significant period of time; (ii) delay development and construction of new facilities or capital improvement projects; (iii) adversely affect the FET Subsidiaries’ customers’ operations; (iv) expose us to increased risk of lawsuits; (v) expose us to increased risk of regulatory penalties; (vi) expose us to increased risk of loss of potential or existing customers; (vii) expose us to increased risk of damage relating to loss of proprietary information; (viii) corrupt data; and/or (ix) result in unauthorized access to the information stored in our and the FET Subsidiaries’ data centers and on our respective networks and those of our vendors and service providers, including company proprietary information, supplier information, employee data and personal customer data, causing the information to be publicly disclosed, lost or stolen or result in incidents that could result in economic loss and liability and harmful effects on the environment and human health, including loss of life.

As cyber threats continually evolve and become more difficult to detect and successfully defend against, there can be no assurance that we or the FET Subsidiaries can implement or maintain adequate preventive measures, accurately assess the likelihood of a cyber-incident or quantify potential liabilities or losses. Also, we or the FET Subsidiaries may not discover any data security breach and loss of information for a significant period of time after the data security breach occurs, particularly those of our vendors and service providers.

For all of these reasons, for any of the FET Subsidiaries, any such cyber incident could result in significant lost revenue, the inability to conduct critical business functions and serve customers for a significant period of time, the loss of confidential, sensitive and proprietary information, including but not limited to personal information of customers, contractor and affiliate employees, suppliers, vendors and other third parties, the use of significant management resources, legal claims or proceedings, regulatory penalties, significant remediation costs, increased regulation, increased capital costs, increased protection costs for enhanced cybersecurity systems or personnel, and/or damage to our and the FET Subsidiaries’ reputations, all of which could materially adversely affect our and the FET Subsidiaries’ businesses, results of operations, financial condition and reputation.

Energy companies are subject to adverse publicity that makes them vulnerable to negative regulatory and legislative outcomes.

Energy companies, including the FET Subsidiaries, have been the subject of criticism on matters including the reliability of their electric distribution or transmission systems and services and the speed with which they are able to respond to power outages, such as those caused by storm damage. Adverse publicity of this nature, as well as negative publicity associated with the operation of coal-fired generation or proceedings seeking regulatory recoveries may cause less favorable legislative and regulatory outcomes and damage the FET Subsidiaries’ reputations, which could have an adverse impact on our and the FET Subsidiaries’ businesses and financial condition.

The physical risks associated with climate change may have an adverse impact on our and the FET Subsidiaries’ businesses, operating results and cash flows.

Physical risks of climate change such as flooding, wildfires, rising sea levels, and other related phenomena, resulting from more frequent or more extreme weather events and changes in temperature and precipitation patterns associated with climate change, could affect some, or all, of our operations. Frequent or extreme weather events could disrupt our operations and/or be destructive, which could result in increased costs, including supply chain costs. An extreme weather event within the FET Subsidiaries’ service areas could also directly affect their capital assets, such as downed wires, poles, or damage to other operating equipment, resulting in service disruptions to customers and possibly creating hazardous conditions. Further, as extreme weather conditions increase system stress, we may incur costs relating to additional system backup or service interruptions and, in some instances, we may be unable to recover such costs. For all of these reasons, these physical risks could have an adverse financial impact on our business operations, financial condition and cash flows.

Climate change poses other financial risks as well. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes. Increased energy use due to weather changes may require us to invest in additional system assets and purchase additional power. Additionally, decreased energy use due to weather changes may affect our financial condition through decreased revenues, margins or earnings.

Transition risks associated with climate change, including those related to regulatory mandates, could negatively impact our financial results.

Energy conservation could negatively impact us depending on the regulatory treatment of the associated impacts. Should we be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact. We are unable to determine what impact, if any, future conservation activities will have on our financial condition or results of operations.

Future changes in accounting standards may affect our reported financial results.

As a reporting company subject to the periodic reporting requirements of the Exchange Act, we are subject to certain disclosure requirements, including those that relate to accounting standards. The SEC, the FASB or other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition, results of operations and cash flows. We could be required to apply a new or revised standard retroactively, which could adversely affect our financial position.

Changes in local, state or federal tax laws applicable to us and the FET Subsidiaries, including the IRA of 2022 or adverse audit results or tax rulings and any resulting increases in taxes and fees, may adversely affect our and the FET Subsidiaries’ results of operations, financial condition and cash flow.

We and the FET Subsidiaries are subject to various local, state and federal taxes, including income, franchise, real estate, sales and use related taxes. We and the FET Subsidiaries exercise significant judgment in calculating such tax obligations, booking reserves as necessary to reflect potential adverse outcomes regarding tax positions we and the FET Subsidiaries have taken and utilizing tax benefits, such as carryforwards and credits. Additionally, various tax rate and fee increases may be proposed or considered in connection with such changes in local, state or federal tax law.

Neither we nor the FET Subsidiaries can predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by legislatures or regulatory bodies. Any such changes, or any adverse tax audit results or adverse tax rulings on positions taken by us, the FET Subsidiaries or our affiliates could have a negative impact on our and the FET Subsidiaries’ results of operations, financial condition and cash flows.

Neither we nor the FET Subsidiaries can predict whether, when or to what extent new U.S. tax laws, regulations, interpretations or rulings will be issued. A reform of U.S. tax laws may be enacted in a manner that negatively impacts our or the FET Subsidiaries’ cash flow, results of operations and financial condition.

ATSI’s and MAIT’s respective rights to occupy and use the land and rights-of-way leased pursuant to Ground Leases upon or over which a substantial portion of their transmission facilities are located could be impaired by transfers of the leased property or because the Ground Leases do not describe the leased property with specificity.

Neither the Ground Leases nor any memoranda of the Ground Leases have been recorded in the jurisdictions where the relevant land and rights-of-way are located. Accordingly, in the event of a transfer by the owner of land or rights-of-way that are subject to a Ground Lease, there is a risk that a purchaser acting in good faith and without actual or constructive knowledge of ATSI’s or MAIT’s interests under the Ground Lease could obtain rights in such land and rights-of-way that are superior to that of ATSI or MAIT under such Ground Lease.

The descriptions of the leased property contained in the Ground Leases are general in nature and do not specifically identify, by metes and bounds legal descriptions or otherwise, individual parcels of property (or specific leased portions of parcels). The Ground Leases do, however, reference bills of sale and other documents containing detailed information regarding the location of the transmission assets that is useful in identifying the leased property. Because of the lack of specificity in the property descriptions in the Ground Leases, in the event of a challenge to ATSI’s or MAIT’s rights to any leased property under the Ground Leases, a court may be required to inquire beyond the actual terms of the Ground Leases to determine the full scope of ATSI’s and MAIT’s rights to such leased property, which inquiry may include an examination of such bills of sale and other documents. If in such a case the court is unable to specifically identify the property in question, the scope of ATSI’s and MAIT’s rights to access such property and operate related transmission facilities could be limited to something less than a complete leasehold interest, such as a contractual right to enter into a lease, or an access license, or an equitable right similar thereto. To the extent that there are defects or other imperfections with respect to the title to any of ATSI’s or MAIT’s assets or those ATSI or MAIT leases under the Ground Leases, ATSI, MAIT or we may incur significant expense or experience other financial losses in connection with, for example, legal proceedings contesting the validity of ATSI’s or MAIT’s title.

We are entirely dependent on FE and its affiliates, including FESC, for key personnel, including our executive officers, and other operational support. The unavailability of skilled workers, failure to attract and retain qualified personnel, and changes in our key personnel could adversely affect us.

We have contracted with FESC to provide us with corporate, administrative, management and other services under a service agreement. We depend on FESC hiring and retaining personnel sufficient to provide us support for our and our subsidiaries’ day-to day operations.

Our executive officers are employees of FESC and officers of FE. We do not maintain key person life insurance policies on any personnel, and we do not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on FESC’s ability to attract and retain, additional qualified personnel.

We are also dependent on other subsidiaries of FE, including FESC, to provide goods and services to us under a mutual assistance agreement. If FESC or other subsidiaries of FE are unable or unwilling to perform for any reason or terminate the mutual assistance and service agreements, we would be required to engage substitute service providers. This could result in a significant interference with operations and increased costs.

Risks Associated with Financing and Capital Structure

In the event of volatility or unfavorable conditions in the capital and credit markets, our business, including the immediate availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, may be adversely affected, which could negatively impact our results of operations, cash flows and financial condition.

We rely on the capital and credit markets and our FET Revolving Facility to meet both our long-term financial commitments and short-term liquidity needs if internal funds are not available from our operations. We also deposit cash in short-term investments. In the event of volatility in the capital and credit markets, our ability to access the capital markets or draw on the FET Revolving

Facility and obtain cash may be adversely affected. Our access to funds under the FET Revolving Facility is dependent on the ability of the financial institutions that are parties to the FET Revolving Facility to meet their funding commitments. Those institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Any delay in our ability to access those funds, even for a short period of time, could have a material adverse effect on our results of operations and financial condition.

Should there be fluctuations in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant foreign or domestic financial institutions or foreign governments, our access to liquidity needed for our business could be adversely affected. Unfavorable conditions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future dividend payments or other discretionary uses of cash. Energy markets depend heavily on active participation by multiple counterparties, which could be adversely affected should there be disruptions in the capital and credit markets. Reduced capital and liquidity and failures of significant institutions that participate in the energy markets could diminish the liquidity and competitiveness of energy markets that are important to our business. Perceived weaknesses in the competitive strength of the energy markets could lead to pressures for greater regulation of those markets or attempts to replace those market structures with other mechanisms for the sale of power, including the requirement of long-term contracts, which could have a material adverse effect on our results of operations and cash flows.

Interest rates and/or a credit rating downgrade could negatively affect our financing costs and ability to access capital.

We have near-term exposure to interest rates from outstanding indebtedness indexed to variable interest rates, and we have exposure to future interest rates to the extent we seek to raise debt in the capital markets to meet maturing debt obligations and fund capital contributions to the FET Subsidiaries or other investment opportunities. Past disruptions in capital and credit markets, as well as quantitative tightening by the U.S. Federal Reserve Board, have resulted in higher interest rates on newly issued debt securities and increased costs for variable interest rate debt securities. Disruptions in capital and credit markets, or continued quantitative tightening by the U.S. Federal Reserve Board, could result in higher interest rates on newly issued debt securities and increase our financing costs and adversely affect our results of operations, cash flows and liquidity. Also, interest rates could change as a result of economic or other events that are beyond our risk management processes. As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events lead to greater losses or costs than our risk management positions were intended to hedge. Significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results of operations, cash flows and liquidity.

We expect to rely on access to bank and capital markets in the future as sources of liquidity for cash requirements not satisfied by cash distributions from the FET Subsidiaries. Increased scrutiny of the energy industry and the impacts of regulation, as well as changes in our or the FET Subsidiaries’ financial performance, could result in credit agencies reexamining our or the FET Subsidiaries’ credit ratings. A downgrade in our or the FET Subsidiaries’ credit ratings from the nationally recognized credit rating agencies, particularly to levels below investment grade, could negatively affect our or the FET Subsidiaries’ ability to access the bank and capital markets at attractive rates and increase our or the FET Subsidiaries’ borrowing costs, especially in a time of uncertainty in either of those markets. Furthermore, a downgrade could increase the cost of such capital by causing us to incur higher interest rates and fees associated with such capital. A rating downgrade would also further increase our interest expense on our FET Revolving Facility and would also further increase the fees we pay on our FET Revolving Facility, thus increasing the cost of our working capital. Such a rating downgrade could also negatively impact our ability to grow our business or execute our business strategies by substantially increasing the cost of, or limiting access to, capital.

Further, events related to the ongoing government investigations may expose us to higher interest rates for additional indebtedness, whether as a result of a rating downgrade or otherwise, which could restrict our ability to obtain additional or replacement financing on acceptable terms or at all.

We must rely on cash from the FET Subsidiaries to make payments on our Indebtedness.

As a holding company with no business operations and no material assets other than the stock and membership interests in the FET Subsidiaries, we conduct our operations primarily through the FET Subsidiaries and substantially all of our consolidated assets are held by the FET Subsidiaries. Accordingly, our cash flow and our ability to meet our obligations under our indebtedness are largely dependent upon the earnings of the FET Subsidiaries and the distribution or other payment of these earnings to us in the form of dividends. The FET Subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due on FET's indebtedness or to make any funds available for payment of amounts due on FET's indebtedness. The ability of each of the FET Subsidiaries to pay dividends and make other payments to us is subject to, among other things, the availability of funds, after taking into account capital expenditure requirements, organizational documents, the terms of its indebtedness, applicable state laws, FERC regulations and the FPA and various other agreements.

Our obligations under our indebtedness will be effectively subordinated to all existing and future liabilities of our subsidiaries.

Because we are a holding company, our obligations under our indebtedness will be effectively subordinated to all existing and future liabilities of our subsidiaries. Therefore, our rights and the rights of our creditors, including the rights of the holders of our indebtedness, to participate in the liquidation of assets of any subsidiary will be subject to the prior claims of the subsidiary’s creditors. To the extent that we may be a creditor with recognized claims against any of our subsidiaries, our claims would still be effectively subordinated to any security interest in, or mortgages or other liens on, the assets of the subsidiary and would be subordinated to any indebtedness, other liabilities and preferred securities, of the subsidiary, senior to that held by us. As of December 31, 2024, the FET Subsidiaries had approximately $3.7 billion of external indebtedness outstanding, consisting of senior notes and obligations under the Credit Facilities, of which $1.8 billion, $1.275 billion and $625 million represents outstanding indebtedness of ATSI, MAIT and TrAIL, respectively. Our subsidiaries have no preferred securities outstanding.

Risks Associated with Reputational Damage and HB 6 Related Litigation and Investigations

Damage to our and/or FirstEnergy’s reputation may arise from numerous sources making it and its subsidiaries vulnerable to negative customer perception, adverse regulatory outcomes, or other consequences, which could materially adversely affect our business, results of operations, and financial condition.

Our reputation is important. Damage to FirstEnergy’s reputation, including the reputation of any of its subsidiaries, such as FET, could materially adversely affect our business, results of operations and financial condition. Such damage may arise from numerous sources further discussed below. Any damage to our reputation, either generally or as a result of the foregoing, may lead to negative customer perception, which may make it difficult for us to compete successfully for new opportunities, or could adversely impact our ability to launch new sophisticated technology-driven solutions to meet our customer expectations. A damaged reputation could further result in FERC, PUCO and other regulatory and legislative authorities being less likely to view us in a favorable light and could negatively impact the rates we charge customers or otherwise cause us to be susceptible to unfavorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent legislative or regulatory requirements.

HB 6 related investigation and litigation could have a material adverse effect on FirstEnergy’s reputation, business, financial condition, results of operations, liquidity or cash flows and such adverse effects could extend to us.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and five years, respectively. Messrs. Householder and Borges have appealed their sentences. Also, on July 21, 2020, and in connection with the USAO’s investigation, FirstEnergy received subpoenas for records from the USAO. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. On July 21, 2021, FE entered into a three-year DPA with the USAO that, subject to court proceedings, resolves this matter. Among other things under the DPA, FirstEnergy paid a $230 million monetary penalty in 2021 and agreed to the filing of a criminal information charging FirstEnergy with one count of conspiracy to commit honest services wire fraud.

As of July 21, 2024, FirstEnergy successfully completed the obligations required within the three-year term of the DPA. Under the DPA, and until the conclusion of any related investigation, criminal prosecution and civil proceeding brought by the USAO, FirstEnergy has an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the USAO of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the USAO. In accordance with the DPA, these obligations will continue until the completion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office related to the conduct set forth in the DPA’s statement of facts, including the January 17, 2025 indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the USAO will dismiss the criminal information. If FirstEnergy is found to have breached the terms of the DPA, the USAO may elect to prosecute, or bring a civil action against, FirstEnergy for conduct alleged in the DPA or known to the government, which could result in fines or penalties and could have a material adverse impact on FirstEnergy’s reputation or relationships with regulatory and legislative authorities, customers and other stakeholders, which may, in turn, have an adverse material impact on us.

Following the announcement by the USAO of the investigation surrounding HB 6 in July 2020, certain of FirstEnergy’s stockholders and customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, including the federal securities class action litigation In re: FirstEnergy Corp. Securities Litigation (S.D. Ohio). FirstEnergy believes that it is probable that FirstEnergy will incur a loss in connection with the resolution of In re: FirstEnergy Corp. Securities Litigation. Given the ongoing nature and complexity of such litigation, FirstEnergy cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. However, if it is resolved against FirstEnergy, substantial monetary damages could result and its reputation, business, financial condition, results of operations, liquidity or cash flows may be materially adversely affected, which may, in turn, have an adverse material impact on us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

As a VIE that is 50.1% held by FE, we rely on, and are supported by, FirstEnergy’s cyber security risk management program.

FirstEnergy seeks to protect its customers, employees, facilities and the ongoing reliability of the electric system. FirstEnergy works closely with state and federal agencies and its peers in the electric utility industry to identify physical and cyber security risks, exchange information, and put safeguards in place to comply with strict reliability and security standards. From a security standpoint, the electric utility sector is one of the most regulated industries.
Risk Management and Strategy

FirstEnergy has established a broad framework to assess, identify and manage material risks from cyber security threats. This program is established at the executive level, with regular reporting to, and oversight by, the FE Board as described below. At the highest level, FirstEnergy’s program includes multi-layered governance by management, the FE Audit Committee, the FE Operations and Safety Committee, and the FE Board, as described in greater detail below.

Central management and coordination of the program helps FirstEnergy to comprehensively evaluate and protect against cyber threats. FirstEnergy’s written policies and procedures identify how cyber security measures and controls are developed, implemented, and regularly reviewed and updated. FirstEnergy aims to align its cyber security program with national standards. For example, FirstEnergy has implemented and maintains a set of controls to manage cyber security risk based on the National Institute of Standards and Technology Cyber Security Framework and, for Bulk Electric System assets, the NERC Critical Infrastructure Protection standards. FirstEnergy also complies with various state laws and regulations on cyber security.

FirstEnergy’s Cyber Security Program identifies security controls and user responsibilities for the organization to identify and manage the risk of a cyber security incident. FirstEnergy also conducts various internal and external risk assessments each year. These include required annual compliance assessments, such as requirements under the Sarbanes-Oxley Act and Payment Card Industry Data Security Standard compliance audits, as well as ad-hoc assessments driven by emerging risks, changes in FirstEnergy’s environment, or benchmark/roadmap needs. Risks identified in such assessments are considered for inclusion in FirstEnergy’s risk portfolio, or incorporated directly into the Cyber Security Program, and are then prioritized and addressed as needed through the organization’s written policies and procedures. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, of impact on FirstEnergy and others, such as vendors and customers, if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. FirstEnergy also regularly evaluates the adequacy and sufficiency of specific controls.

To further protect its information and cyber assets, FirstEnergy has required since late 2022 that applicable prospective third-party vendors complete a privacy impact assessment, which is designed to identify potential privacy and cyber security risks for those vendors requiring access to personally identifiable information, and based on the results, include appropriate contractual provisions to mitigate any identified risks. In 2024, FirstEnergy also evaluated its current third-party vendors to identify which vendors had similar access to personally identifiable information and is currently reviewing the results of its analysis.

FirstEnergy conducts cyber security exercises and training. For example, all personnel with any form of computer system access must complete cyber security training on a recurring basis, which educates personnel on FirstEnergy’s policies and procedures for using FirstEnergy systems, keeping FirstEnergy information secure, and for safe, reliable operation of electric utility systems. FirstEnergy also conducts various tests of its cyber incident response plans, disaster recovery plans and business continuity plans with key stakeholders and responders for various areas of FirstEnergy’s utility and business functions. FirstEnergy’s management also holds executive cyber security incident tabletop exercises to train on cyber security incident response.

Additionally, FirstEnergy leverages third-party security firms in various capacities to assist with various aspects of FirstEnergy’s cyber security program, including risk assessments, vulnerability scans, and penetration testing. FirstEnergy uses a variety of processes to address cyber security threats related to the use of third-party technology and services, such as reviewing independent assessments of the third party’s cyber/information security controls, such as Systems and Organization Controls 2 audits or other standards-based assessments, where appropriate. As part of FirstEnergy’s process to continuously improve its cyber and information security programs, FirstEnergy also engages third-party subject matter experts to assess and evaluate the effectiveness of various aspects of such programs.

In addition to the aforementioned efforts, FirstEnergy also strongly considers cyber security risks as a part of its overall strategy and invests heavily in sophisticated and layered security measures that use both technology and hard defenses to protect critical transmission facilities and its digital communications networks. For example, security enhancements to FirstEnergy’s transmission infrastructure, such as enhanced cyber security monitoring and alarming are a key component of FirstEnergy’s transmission investment program.

Despite the security measures and safeguards FirstEnergy has employed, including certain measures implemented pursuant to mandatory NERC Critical Infrastructure Protection standards, FirstEnergy’s infrastructure may be increasingly vulnerable to such attacks as a result of the rapidly evolving and increasingly sophisticated means by which attempts to defeat security measures and gain access to information technology systems may be made. Also, FirstEnergy, or its vendors and service providers, may be at an increased risk of a cyber-attack and/or data security breach due to the nature of its business. Any such cyber incident could result in significant lost revenue, the inability to conduct critical business functions and serve customers for a significant period of time, the use of significant management resources, legal claims or proceedings, regulatory penalties, significant remediation costs, increased regulation, increased capital costs, increased protection costs for enhanced cyber security systems or personnel, damage to FirstEnergy's reputation and/or the rendering of its internal controls ineffective, all of which could materially adversely affect FirstEnergy's business, results of operations, financial condition and reputation.

Board Governance and Management

The FE Board has identified cyber security as a key enterprise risk and prioritizes the mitigation of this risk through FirstEnergy’s enterprise risk management process. Responsibility for oversight of risk management generally lies with the FE Board and the FE Audit Committee has primary responsibility to oversee enterprise risk management. To effectively manage oversight of FirstEnergy’s cyber security risk management practices, since 2022, the FE Board has delegated oversight authority to each of FE’s Audit and Operations and Safety Committees, respectively, as detailed in each Committees’ charters. The FE Audit Committee has primary responsibility to oversee the disclosure of material cyber security incidents, as well as the general obligation to ensure the proper risk oversight structure of cyber security as part of FirstEnergy’s overall enterprise risk management program and the internal controls applicable to cyber security matters. The FE Operations and Safety Oversight Committee has primary responsibility to oversee the operational aspects of FirstEnergy’s cyber security policies, programs, initiatives and strategies, as well as operational risk considerations related to cyber security matters. FirstEnergy’s CISO regularly provides reports at the FE Audit Committee, FE Operations and Safety Oversight Committee, and to the full FE Board. Each such Committee and the full FE Board work collaboratively to ensure fulsome oversight with the proper focus of each respective Board body. These reports include, among other things, current and emerging cyber security risks to FirstEnergy, incidents that were escalated to management during the prior quarter, including those that did not require immediate escalation to the appropriate Committee and/or full FE Board, internal and external assessments of FirstEnergy’s cyber security program, and a roadmap of projects to manage its cyber security posture.

At the executive and management level, the CISO has primary responsibility for the development, operation, and maintenance of FirstEnergy’s cyber security program. The CISO has 6 years of experience in technology risk management, all of which have been with FirstEnergy, and an additional 23 years of experience in information technology. The CISO has passed examinations and received the International Information System Security Certification Consortium Certified Information Systems Security Professional certification. The CISO reports directly to FirstEnergy’s Senior Vice President, Shared Services, who is responsible for all of FirstEnergy’s digital and technology services and is FirstEnergy’s most senior information technology executive. Under the CISO’s oversight, FirstEnergy’s cyber security team implements and provides governance and functional oversight for cyber security controls and services. Cyber security processes include escalation of certain risks and incidents, including those that originate or occur at third parties, to the Senior Vice President, Shared Services, legal, and the executive leaders as appropriate based on the severity of any such risk or incident. In addition, regular updates from the cyber security teams, in conjunction with real-time escalation on an as-needed basis, are also used to update the risk landscape.

In the event of any significant cyber security incident involving FET or its subsidiaries, FirstEnergy’s Cyber Security Incident Response Plan provides for a severity determination by the cyber security incident response team based on factors such as the number of assets affected, the likelihood of inappropriate data exposure, operational impact, reliability impact, and regulatory impact. Dependent upon the severity of an incident, it is FirstEnergy’s practice to escalate the incident to the FE Senior Vice President, Shared Services, FE Chief Risk Officer, and the FE and FET senior leadership teams, including the FE Chief Legal Officer, FE and FET principal financial officers, and the FE and FET principal executive officers. Such members of management then determine whether, based on various factors, the incident requires immediate escalation to the FET Board, FE Audit Committee and FE Operations and Safety Committee, or the full FE Board.

Although the risks from cyber threats have not materially affected FirstEnergy’s or FET's business strategy, results of operations, or financial condition to date, FirstEnergy continues to closely monitor cyber risk. Overall, FirstEnergy has implemented tactical processes for assessing, identifying, and managing material risks from cyber security threats to FirstEnergy including governance at the executive and board level of FirstEnergy’s Cyber Security Program, including FE’s risk management strategy and the controls designed to protect its operations. Additionally, FirstEnergy, through its Disclosure Committee, has updated its disclosure controls and procedures to ensure appropriate disclosure of any material cyber security incidents. See Item 1A. Risk Factors for additional information regarding FirstEnergy’s or FET's cyber security risks. Those sections of Item 1A. Risk Factors should be read in conjunction with this Item 1C. Cybersecurity.

ITEM 2.     PROPERTIES

ATSI - ATSI owns and operates the FERC-jurisdictional transmission assets, which operate at nominal voltages of 345 kV, 138 kV (bulk transmission) and 69 kV (area transmission). ATSI’s facilities consist of approximately 7,964 circuit miles of transmission lines ATSI’s assets do not include distribution facilities used to provide retail service or generation facilities, although it is party to an agency agreement with OE, CEI, TE and FE PA that permits it to use their distribution facilities as needed to provide wholesale electric service. In addition, a major portion of the land, easements and other real property interests on, under or over which ATSI’s transmission facilities are situated continue to be owned by OE, CEI, TE and FE PA and are leased to ATSI pursuant to the Ground Leases. See “Agreements with FirstEnergy - Ground Leases” in Item 13, “Certain Relationships and Related Transactions, and Director Independence” for additional information on Ground Leases.

The Akron Transmission Operations Center, located in Akron, Ohio and owned by ATSI, was completed in late 2013. The Center for Advanced Energy Technology a state-of-the art facility dedicated to evaluating transmission technology, security hardening cyber assets and training staff on grid solution, located in Akron, Ohio, was completed in 2019, and is owned by ATSI.

MAIT - MAIT owns and operates the FERC-jurisdictional transmission assets. MAIT’s assets consist of approximately 4,287 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in PJM. MAIT’s assets do not include distribution facilities used to provide retail service or generation facilities, although it is party to an agency agreement with FE PA that permits it to use its distribution facilities as needed to provide wholesale electric service. In addition, a major portion of the land, easements and other real property interests on, under or over which MAIT’s transmission facilities are situated continue to be owned by FE PA and are leased to MAIT pursuant to the Ground Leases. See “Agreements with FirstEnergy - Ground Leases” in Item 13, “Certain Relationships and Related Transactions, and Director Independence” for additional information on Ground Leases.

TrAIL - The Trans-Allegheny Interstate Line is a 500 kV transmission line that spans approximately 150 miles and extends from southwest Pennsylvania through West Virginia and into northern Virginia. The line was completed and placed in service on May 19, 2011. TrAIL’s facilities consist of approximately 269 circuit miles of transmission lines with nominal voltage of 500 kV, 345 kV, 230 kV and 138 kV. A transmission operations center for TrAIL located in Fairmont, West Virginia was completed in late 2010.

As of December 31, 2024, FET's transmission circuit miles are located in PJM and were as follows:

Transmission Line Miles
ATSI	7,964
MAIT	4,287
TrAIL	269
Total	12,520

ITEM 3.     LEGAL PROCEEDINGS

Reference is made to Note 9, "Regulatory Matters," and Note 10, "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements for a description of certain legal proceedings involving FirstEnergy Transmission, LLC.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FET was organized as a limited liability company under the laws of the State of Delaware in 2006. On May 31, 2022, Brookfield acquired 19.9% of the membership interests of FET. On March 25, 2024, Brookfield acquired an additional 30% of the outstanding membership interests of FET. As a result, Brookfield’s equity interest in FET increased to 49.9%, while FE retained the remaining 50.1% equity interest in FET. FET is a consolidated VIE of FE. On January 1, 2024, PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.
ITEM 6.     [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•the ability to experience growth in our business at the FET Subsidiaries;
•the accomplishment of the FET Subsidiaries’ regulatory and operational goals in connection with their transmission plan;
•changes in assumptions regarding factors such as economic conditions within the FET Subsidiaries’ territories, assessments of the reliability of the FET Subsidiaries’ transmission systems, or the availability of capital or other resources supporting identified transmission investment opportunities;
•the reliability of the transmission grid;
•the ability of the FET Subsidiaries to accomplish or realize anticipated benefits through establishing a culture of continuous improvement and our other strategic and financial goals, including, but not limited to, executing Energize365, executing on the FET Subsidiaries' rate strategy, controlling costs, improving credit metrics, maintaining investment grade ratings, and growing earnings;
•costs being higher than anticipated and the success of our policies to control costs at the FET Subsidiaries;
•the risks and uncertainties associated with government investigations and audits regarding HB 6 and related matters, including potential adverse impacts on federal or state regulatory matters, including, but not limited to, matters relating to rates;
•the risks and uncertainties associated with litigation, arbitration, mediation and similar proceedings, particularly regarding FE’s HB 6 and related matters, including risks associated with obtaining dismissal of the FE derivative shareholder lawsuits;
•variations in weather conditions and severe weather (including events caused, or exacerbated, by climate change, such as wildfires, hurricanes, floodings, droughts, high wind events and extreme heat events) and other natural disasters, which may result in increased restoration expenses;
•the potential liabilities and increased costs arising from regulatory actions or outcomes in response to severe weather conditions and other natural disasters;
•changes in national and regional economic conditions, including recession, volatile interest rates, inflationary pressure, supply chain disruptions, tariffs, higher fuel costs and workforce impacts, affecting the FET Subsidiaries and other counterparties with which they do business;
•the risks associated with physical attacks, such as acts of war, terrorism, sabotage or other acts of violence, cyber-attacks and other disruptions to our information technology system, which may compromise the FET Subsidiaries’ transmission services, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, employees, shareholders, customers, suppliers, business partners and other individuals in our data centers and on our networks;
•the FET Subsidiaries’ ability to comply with applicable federal reliability standards;
•other legislative and regulatory developments, including, but not limited to, matters related to rates, transmission planning, compliance and enforcement activity, cybersecurity, climate change, and diversity, equity and inclusion;
•changes to environmental laws and regulations, including, but not limited to, rules finalized by the EPA and the SEC, including those currently stayed, related to climate change, and potential changes to such laws and regulations as a result of a new presidential administration in the United States following the 2024 U.S. presidential election;
•changes in the FET Subsidiaries’ customers’ demand for power, including, but not limited to, economic conditions, the impact of climate change, emerging technology, particularly with respect to data centers, electrification, energy storage and distributed sources of generation;
•the impact of changes to significant accounting policies;
•the impact of any changes in tax laws or regulations, including, but not limited to, the Inflation Reduction Act of 2022, or adverse tax audit results or rulings;
•the ability to access the public securities and other capital and credit markets in accordance with our announced financial plans, the cost of such capital and overall condition of the capital and credit markets affecting us and the FET Subsidiaries, including the increasing number of financial institutions evaluating the impact of climate change on their investment decisions;
•future actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity;
•issues concerning the stability of domestic and foreign financial institutions and counterparties with which we do business;
•our dependence on FE and its affiliates, including FESC, for employees and key personnel;
•the risks and other factors discussed in this prospectus and in our financial statements and other similar factors; and

•any other statements that relate to non-historical or future information.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A. Risk Factors, (b) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (c) other factors discussed herein and in FET's other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, or assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. We expressly disclaim any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

FIRSTENERGY TRANSMISSION, LLC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FET’S BUSINESS

FET was organized as a limited liability company under the laws of the State of Delaware in 2006. On May 31, 2022, Brookfield acquired 19.9% of the membership interests of FET. On March 25, 2024, Brookfield acquired an additional 30% of the outstanding membership interests of FET. As a result, Brookfield’s equity interest in FET increased to 49.9%, while FE retained the remaining 50.1% equity interest in FET. FET is a consolidated VIE of FE. On January 1, 2024, PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.
FET is the holding company for the FET Subsidiaries and PATH. Through its subsidiaries, FET owns and operates high-voltage transmission facilities within the PJM region, which consist of 12,520 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Ohio, Pennsylvania, West Virginia, Maryland and Virginia. FET has a single operating segment. FET’s revenues are derived primarily from the FET Subsidiaries. The FET Subsidiaries, in turn, derive nearly all of their revenues from providing network transmission service, point-to-point transmission service, and scheduling, control and dispatch service over their respective systems. The FET Subsidiaries are subject to regulation by FERC and applicable state regulatory authorities. The FET Subsidiaries' rate base was $8.5 billion as of December 31, 2024.
The FET Subsidiaries’ transmission facilities are connected to generation resources, distribution facilities and neighboring transmission systems. The transmission facilities currently transmit electricity in PJM from generating stations to local electricity distribution facilities located, in the case of ATSI, primarily in Ohio and Pennsylvania, in the case of MAIT, primarily in Pennsylvania, and in the case of TrAIL, primarily in Pennsylvania, West Virginia and northern Virginia.

As transmission-only companies, the FET Subsidiaries function as conduits, moving power from affiliated and unaffiliated generators to local distribution facilities or to interconnected transmission systems either entirely through their own systems or in conjunction with neighboring transmission systems. Affiliated and unaffiliated entities then distribute power through these local distribution facilities to end-use customers. The transmission of electricity by the FET Subsidiaries is a central function to the provision of electricity to residential, commercial and industrial end-use customers. PJM, on behalf of the FET Subsidiaries, charges rates established by the FET Subsidiaries using a forward-looking cost-of-service formula rate template on file with FERC.

On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, certain FET subsidiaries, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., as affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure.

The FET Subsidiaries, together with PJM, plans, operates and maintains its transmission systems in accordance with the reliability standards developed by NERC and approved by FERC to ensure reliable service to customers. The business strategy for its transmission systems is to operate, maintain and invest in transmission infrastructure to continue to ensure system integrity and reliability and to prudently manage expenses, capital expenditures and regulatory compliance.

Energize365

A robust plan for customer-focused growth, Energize365 is the centerpiece of FET’s regulated transmission capital investment strategy that aims to utilize all investments to support its strategic priorities including clean energy, improving grid reliability and resiliency and supporting the clean energy transition. Through the Energize365 program, FET expects to spend approximately $8.6 billion in system-wide capital investments from 2025 through 2029. FET believes there is a continued long-term pipeline of investment opportunities for its existing transmission infrastructure beyond those identified through 2029.

RESULTS OF OPERATIONS

Summary of Results of Operations — 2024 Compared with 2023

FET financial results for the years ended December 31, 2024 and 2023, were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	Change

REVENUES:
Revenues from non-affiliates	$1,684	$1,636	$48
Revenues from affiliates	17	16	1
Total revenues	1,701	1,652	49

OPERATING EXPENSES:
Other operating expenses	329	313	16
Provision for depreciation	321	291	30
Amortization of regulatory assets, net	6	6	—
General taxes	279	256	23
Total operating expenses	935	866	69

OPERATING INCOME	766	786	(20)

OTHER INCOME (EXPENSE):
Interest income from affiliates	12	16	(4)
Miscellaneous income, net	4	2	2
Pension and OPEB mark-to-market adjustment	7	(31)	38
Interest expense - other	(266)	(220)	(46)
Interest expense - affiliates	(7)	(17)	10
Capitalized financing costs	57	38	19
Total other expense	(193)	(212)	19

INCOME BEFORE INCOME TAXES	573	574	(1)

INCOME TAXES	162	136	26

NET INCOME	411	438	(27)

Income attributable to noncontrolling interest	69	69	—

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$342	$369	$(27)

Results of Operations

Earnings attributable to FET decreased by $27 million in 2024, as compared to the same period of 2023, primarily due to a charge for an expected refund as a result of the Sixth Circuit ruling related to the 50 basis point ROE incentive and a charge from FESC in connection with its planned exit from the Akron general office, as further discussed below, partially offset by higher revenues from regulated capital investments that increased rate base.

Revenues

Total revenues increased by $49 million in 2024, as compared to 2023, primarily due to higher rate base and recovery of higher transmission operating expenses partially offset by the expected refund associated with the Sixth Circuit ruling noted above. Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31
Revenues by Transmission Asset Owner	2024	2023	Change
		(In millions)
ATSI	$1,000	$982	$18
TrAIL	274	279	(5)
MAIT	440	399	41
PATH	(2)	2	(4)
Intercompany Eliminations	(11)	(10)	(1)
Total Consolidated Revenues	$1,701	$1,652	$49

Operating Expenses

Total operating expenses increased by $69 million in 2024, as compared to 2023, primarily due to higher operation and maintenance costs of $5 million, increased property taxes of $23 million and depreciation of $30 million due to a higher asset base and a $11 million charge from FESC in connection with its planned exit from the Akron general office. Other than the general office charge, nearly all operating expenses are recovered through formula rates, resulting in no material impact to earnings.

Other Expenses

Total other expense decreased $19 million in 2024, as compared to the same period of 2023, primarily due to a change in pension and OPEB mark-to-market adjustment, partially offset by higher net financing costs associated with new debt issuances and interest related to the expected refund associated with the Sixth Circuit ruling noted above.

Income Taxes

FET's effective tax rate for the years ended December 31, 2024 and 2023, was 28.3% and 23.7%, respectively. The increase in the effective tax was primarily due to discrete tax charges related to the FET Equity Interest Sale, as well as the absence of a discrete tax benefit related to the expected utilization of state NOL carryforwards recognized in 2023.

Summary of Results of Operations — 2023 Compared with 2022

FET financial results for the years ended December 31, 2023 and 2022, were as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	Change

REVENUES:
Revenues from non-affiliates	$1,636	$1,523	$113
Revenues from affiliates	16	15	1
Total revenues	1,652	1,538	114

OPERATING EXPENSES:
Other operating expenses	313	378	(65)
Provision for depreciation	291	263	28
Amortization of regulatory assets, net	6	6	—
General taxes	256	247	9
Total operating expenses	866	894	(28)

OPERATING INCOME	786	644	142

OTHER INCOME (EXPENSE):
Interest income from affiliates	16	49	(33)
Miscellaneous income, net	2	2	—
Pension and OPEB mark-to-market adjustment	(31)	(11)	(20)
Interest expense - other	(220)	(207)	(13)
Interest expense - affiliates	(17)	(49)	32
Capitalized financing costs	38	36	2
Total other expense	(212)	(180)	(32)

INCOME BEFORE INCOME TAXES	574	464	110

INCOME TAXES	136	111	25

NET INCOME	438	353	85

Income attributable to noncontrolling interest	69	59	10

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$369	$294	$75

Results of Operations

Earnings attributable to FET increased $75 million in 2023, as compared to the same period of 2022, primarily due to the absence of a reserve for customer refunds and the reclassification of certain transmission capital assets that are not expected to be recoverable resulting from the FERC Audit that was recognized in the third quarter of 2022, as further discussed below, and as a result of regulated capital investments that increased rate base.

Revenues

Total revenues increased by $114 million in 2023, as compared to 2022, primarily due to the absence of a reserve for customer refunds and the reclassification of certain transmission capital assets that are not expected to be recoverable resulting from the FERC Audit that was recognized in the third quarter of 2022, as further discussed below, and a higher rate base. Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31
Revenues by Transmission Asset Owner	2023	2022	Change
		(In millions)
ATSI	$982	$924	$58
TrAIL	279	279	—
MAIT	399	344	55
PATH	2	1	1
Intercompany Eliminations	(10)	(10)	—
Total Consolidated Revenues	$1,652	$1,538	$114

Operating Expenses

Total operating expenses decreased by $28 million in 2023, as compared to 2022, primarily due to the absence of the reclassification of certain transmission capital assets to operating expenses of $99 million as a result of the FERC Audit, partially offset by higher operation and maintenance costs of $34 million, higher depreciation of $28 million and property tax expenses of $9 million from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expense increased $32 million in 2023, as compared to the same period of 2022, primarily due to lower interest income related to the money pool of $33 million, a pension and OPEB mark-to-market adjustment of $20 million and interest on long-term debt of $13 million from debt issued at ATSI and MAIT, partially offset by higher interest income of $32 million from the promissory note with FE related to the equity interest sale mentioned above and higher capitalized financing costs of $2 million.

Income Taxes

FET's effective tax rate for the years ended December 31, 2023 and 2022, was 23.7% and 23.9%, respectively.
REGULATORY ASSETS AND LIABILITIES

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. FET nets its regulatory assets and liabilities based on federal jurisdictions.

Management assesses the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability relate to changes in the regulatory environment, issuance of a regulatory commission order or passage of new legislation. Upon material changes to these factors, where applicable, FET will record new regulatory assets and liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2024 and 2023, and the changes during the year 2024:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2024	2023	Change
	(In millions)
Customer payables for future income taxes	$(582)	$(588)	$6
Asset removal costs	9	1	8
Deferred transmission costs	117	262	(145)
MISO exit fee	26	30	(4)
Vegetation management costs	6	7	(1)
Other	—	(4)	4
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(424)	$(292)	$(132)

The following is a description of the regulatory assets and liabilities described above:

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to federal and state tax rate changes such as the Tax Act and Pennsylvania House Bill 1342. These amounts are being amortized over the period in which the related deferred tax assets reverse, which is generally over the expected life of the underlying asset.

Asset removal costs - Reflects amounts to be recovered or refunded through future rates to pay for the cost of activities to remove assets that are expected to be incurred at the time of retirement.

Deferred transmission costs - Reflects differences between revenues earned based on actual costs for the FET Subsidiaries' formula transmission rates and the amounts billed, including amounts at December 31, 2023, expected to be refunded to, or recoverable from, wholesale transmission customers resulting from the FERC Audit, which amounts are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods.

MISO exit fee - Relates to the recovery of certain costs from the transfer of control of ATSI's transmission assets from MISO to PJM (amortized though 2030).

Vegetation management costs - Relates to regulatory assets associated with the recovery of certain transmission vegetation management costs at ATSI (amortized through 2030).

CAPITAL RESOURCES AND LIQUIDITY

FET expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations. FET and the FET Subsidiaries' business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and distribution payments.

The payment of distributions is reviewed by FET's senior management on an ongoing basis. They review earnings, cash, capital structures, restrictions and expected ongoing cash and earnings prior to a distribution recommendation being made for consideration and authorization by the FET Board. Additionally, so long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.

In addition to internal sources to fund liquidity and capital requirements for 2025 and beyond, FET and the FET Subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through affiliated and non-affiliated short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt or equity contributions from FE and/or Brookfield. FET and the FET Subsidiaries expect that borrowing capacity under the Credit Facilities will continue to be available to manage working capital requirements along with continued access to long-term capital markets.

FET and the FET Subsidiaries' capital investments in 2022, 2023, and 2024 are included below.

(In millions)	2022 Actual	2023 Actual	2024 Actual
Capital Investments	$926	$1,162	$1,317

FET's subsidiaries will continue to make significant capital investments over the next five years across their respective electric transmission systems. In particular, the FET Subsidiaries are expected to annually invest in capital investments from 2025 through 2029 to upgrade their transmission system. The following table presents the capital investments forecast for the next five years.

(In millions)	2025 Forecast	2026 Forecast	2027 Forecast	2028 Forecast	2029 Forecast
Capital Investments Forecast	$1,520	$1,645	$1,735	$1,765	$1,900

Any financing plans by FET and the FET Subsidiaries including, but not limited to, the raising of equity and issuance of debt, and the refinancing of short-term and maturing long-term debt are subject to market conditions and other factors. No assurance can be given that any such issuances, financing or refinancing, as the case may be, will be completed as anticipated or at all. Any delay in the completion of financing plans could require FET and the FET Subsidiaries to utilize short-term borrowing capacity, which could impact available liquidity. In addition, FET and the FET Subsidiaries expect to continually evaluate any planned financings, which may result in changes from time to time.

Economic conditions have stabilized across numerous material categories, but not all lead times have returned to pre-pandemic levels. Several key suppliers have seen improvements with capacity, but FET continues to monitor the situation as demand increases across the industry, including due to data center usage. Inflationary pressures have moderated, which has improved the cost of materials, but certain categories have remained elevated. FET continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s results of operations, cash flow and financial condition.

In February 2025, the new U.S. presidential administration announced the imposition of widespread and substantial tariffs on imports, with plans for additional tariffs to potentially be adopted in the future. Although certain of these tariffs were subsequently temporarily stayed, the situation is dynamic and subject to rapid change. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s and the FET Subsidiaries’ results of operations, cash flow and financial condition.

As of December 31, 2024, FET's net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, short-term borrowings, accounts payable and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

On October 24, 2024, FET and the FET Subsidiaries, entered into the following amendments to each of the Credit Facilities to, among other things, extend the maturity date of the Credit Facilities for an additional one-year period, from October 20, 2028, to October 20, 2029, at FET and from October 18, 2027, to October 18, 2028, for the FET Subsidiaries.

The Credit Facilities are as follows:

•FET $1.0 billion revolving credit facility;
•ATSI, MAIT and TrAIL $850 million revolving credit facility;

Borrowings under the Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under the Credit Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. The Credit Facilities contain financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under the Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

The Credit Facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FET has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FET's interest expense for any particular period will fluctuate based on SOFR and other variable interest rates. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FET’s results of operations, cash flows, financial condition and liquidity.

FET had $302 million and $383 million of outstanding short-term borrowings as of December 31, 2024 and 2023, respectively. FET’s available liquidity from external sources as of February 25, 2025, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2029	$1,000	$625
ATSI, MAIT and TrAIL	October 2028	850	$844
	Subtotal	$1,850	$1,469
Cash and Cash equivalents		—	7
	Total	$1,850	$1,476

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of December 31, 2024:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Limitations	Debt-to-Total-Capitalization Ratio
	(In millions)
FET	N/A	$1,000	65.1%
ATSI(1)	$500	350	39.5%
MAIT(1)	400	350	38.0%
TrAIL(1)	400	150	39.6%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Credit Facilities and against the borrowers' borrowing sublimit. As of December 31, 2024, FET and the FET Subsidiaries had $6 million in outstanding LOC's.

Revolving Credit Facility	LOC Availability as of December 31, 2024	LOC Utilized as of December 31, 2024
	(In millions)
FET	$100	—
ATSI, MAIT and TrAIL	$200	$6
The Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under the Credit Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2024, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Credit Facilities.

FET and the FET Subsidiaries are subject to debt-to-total-capitalization ratios of 75% and 65%, respectively. FET, ATSI, MAIT, and TrAIL could issue debt of approximately $3.8 billion, $3.3 billion, $2.6 billion, and $1.1 billion, respectively, or incur a reduction of equity of approximately $1.3 billion, $1.8 billion, $1.4 billion, and $616 million, respectively, and would remain within the limitations of the financial covenant requirements as defined under the Credit Facilities.

FirstEnergy Money Pools

As regulated money pool participants, the FET Subsidiaries have the ability to borrow from each other, regulated affiliates and FE to meet their short-term working capital requirements. As of December 31, 2023, FET had a similar but separate arrangement with FE's unregulated money pool participants, however, effective June 1, 2024, FET is no longer participating in the unregulated money pool.

FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool.

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2024	2023	2024	2023
For the Years Ended December 31,	5.74%	6.30%	6.44%	6.01%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and The FET Subsidiaries' credit ratings as of February 25, 2025:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FET	A-	Baa2	BBB+	—	—	—	BBB+	Baa2	BBB+	P	S	S
ATSI	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
MAIT	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
TrAIL	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
(1) S = Stable, P = Positive

The applicable undrawn and drawn margin on the Credit Facilities are subject to ratings-based pricing grids. The applicable fee paid on the undrawn commitments under the Credit Facilities are based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fees paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.
Cash Requirements and Commitments

FET has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.

As of December 31, 2024 (Undiscounted)	Total	2025	2026-2027	2028-2029	Thereafter
	(In millions)
Long-term debt(1)	$5,900	$625	$75	$1,100	$4,100
Short-term borrowings	302	302	—	—	—
Interest on long-term debt	2,547	238	451	392	1,466
Operating leases(2)	1,564	21	42	42	1,459
Committed investments(3)	2,467	1,237	795	435	—
Total	$12,780	$2,423	$1,363	$1,969	$7,025
(1) Excludes unamortized discounts and premiums.
(2) See Note 4, "Leases," of the Notes to Consolidated Financial Statements.
(3) Amounts represent committed capital expenditures.

The table above excludes regulatory liabilities (see “Regulatory Assets and Liabilities” above), asset retirement obligations, reserves for litigation, injuries and damages, environmental remediation, and annual insurance premiums, since the amount and timing of the cash payments are uncertain. The table also excludes accumulated deferred income taxes and investment tax credits since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year.

Changes in Cash Position

As of December 31, 2024, FET had $8 million of cash and cash equivalents compared to $76 million of cash and cash equivalents as of December 31, 2023, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Years Ended December 31,
(In millions)	2024	2023	2022

Net cash provided from operating activities	$1,140	$637	$712
Net cash (used for) provided from investing activities	(1,437)	406	(2,022)
Net cash provided from (used for) financing activities	229	(1,044)	1,112
Net change in cash, cash equivalents and restricted cash	(68)	(1)	(198)

Cash, cash equivalents, and restricted cash at beginning of period	76	77	275
Cash, cash equivalents, and restricted cash at end of period	$8	$76	$77

Cash Flows From Operating Activities

FET’s most significant sources of cash are derived from providing network transmission service, point-to-point transmission service, and scheduling, controlling and dispatching service over their respective systems. The most significant use of cash from operating activities is transmitting electricity to serve customers, collecting or returning transmission revenue collections from PJM and paying tax authorities, lenders and other FirstEnergy affiliated companies, including FESC, for a wide range of materials and services.

Net cash provided from operating activities was $1,140 million during 2024, $637 million during 2023, and $712 million during 2022.

•The increase in cash from operating activities in 2024 from 2023 is primarily due to the receipt of transmission revenue collections from PJM in 2024 from under-recovery in 2022, higher returns from transmission capital investments that increased rate base and tax receivable from the monetization of federal NOLs carryforwards.

•The decrease in cash from operating activities in 2023 from 2022 is primarily due to the return of transmission revenue collections to PJM in 2023 from over-recovery in 2021, partially offset by higher returns from transmission capital investments that increased rate base.

    Cash Flows From Investing Activities

Net cash provided from (used for) investing activities in 2024 principally represented cash used for capital investments and loans with affiliated companies, net. The following table summarizes investing activities for 2024, 2023 and 2022:

	For the Years Ended December 31,
Cash From Investing Activities	2024	2023	2022
	(In millions)
Capital investments	$(1,172)	$(1,042)	$(836)
Loans with affiliated companies, net	(180)	1,537	(1,126)
Asset removal costs	(83)	(91)	(55)
Other	(2)	2	(5)
	$(1,437)	$406	$(2,022)

Cash used for investing activities during 2024 increased $1,843 million, as compared to 2023, primarily due to the absence of amounts in 2023 redeemed from the unregulated money pool that were previously invested and associated with proceeds received from the FET equity interest sale transaction, and higher capital investments.

Cash provided from investing activities during 2023 increased $2,428 million, as compared to 2022, primarily due to amounts invested into the unregulated money pool during 2022 associated with the proceeds received from the FET equity interest sale transaction and subsequent redemption in 2023, partially offset by higher capital investments.

Cash Flows From Financing Activities
Net cash provided from (used for) financing activities was $229 million, $(1,044) million, and $1,112 million in 2024, 2023, and 2022, respectively. The following table summarizes financing activities for the years ended 2024, 2023, and 2022.

	For the Years Ended December 31,
Cash From Financing Activities	2024	2023	2022
	(In millions)
New financing-
Long-term debt	$1,200	$325	$—
Short-term borrowings, net	300	229	105
Redemptions and Repayments-
Long-term debt	(600)	—	—
Short-term borrowings - Affiliated companies, net	(381)	—	(50)
Equity contribution from FE	—	—	61
Capital contributions from Brookfield	—	—	9
Proceeds from FET equity interest sale, net of transactions costs	—	—	2,348
Cash distributions paid to noncontrolling interest	(61)	(66)	(57)
Distribution payments	(215)	(1,527)	(1,304)
Other	(14)	(5)	—
	$229	$(1,044)	$1,112

The following redemptions and issuances occurred during the twelve months ended December 31, 2024.

Company	Type	Issuance / Redemption Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FET	Unsecured Notes	December, 2024	4.35%	2025	$600	On December 30, 2024, FET caused to be redeemed $600 million of 4.35% senior notes due 2025.
Issuances
ATSI	Unsecured Notes	March, 2024	5.63%	2034	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	May, 2024	5.94%	2034	$250	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	4.55%	2030	$400	Proceeds were used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	5.00%	2035	$400	Proceeds were used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.

As noted above, on September 5, 2024, FET issued $400 million of unsecured senior notes due in 2030 and $400 million of unsecured senior notes due in 2035 in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for like principal amounts registered under the Securities Act. On October 8, 2024, FET filed a shelf registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on December 20, 2024. On January 24, 2025, FET completed the exchange offer of these senior notes for like principal amounts registered under the Securities Act.

FET and the FET Subsidiaries may from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FET or the FET Subsidiaries may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of December 31, 2024, and December 31, 2023, was $26 million and $21 million, respectively. See Note 10, "Commitments, guarantees and contingencies," of the Notes to Consolidated Financial Statements for more information.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET's or the FET Subsidiaries' credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET has posted $6 million of collateral, in the form of LOCs, as of December 31, 2024 and $2 million of collateral, in the form of cash, as of December 31, 2023.
MARKET RISK INFORMATION

Interest Rate Risk

FET and the FET Subsidiaries' exposure to fluctuations in market interest rates is reduced since all long-term debt has fixed interest rates, as noted in the table below. FET and the FET Subsidiaries are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Comparison of Carrying Value to Fair Value as of December 31, 2024
Year of Maturity or Notice of Redemption	2025	2026	2027	2028	2029	There-after	Total	Fair Value
	(In millions)
Liabilities:
Long-term Debt:
Fixed rate	$625	$75	$—	$1,100	$—	$4,100	$5,900	$5,522
Average interest rate	3.8%	4.0%	—%	3.5%	—%	4.5%	4.3%

Economic Conditions

Economic conditions have stabilized across numerous material categories, but not all lead times have returned to pre-pandemic levels. Several key suppliers have seen improvements with capacity, but FET continues to monitor the situation as demand increases across the industry, including due to data center usage. Inflationary pressures have moderated, which has improved the cost of materials, but certain categories have remained elevated. FET continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s results of operations, cash flow and financial condition.

In February 2025, the new U.S. presidential administration announced the imposition of widespread and substantial tariffs on imports, with plans for additional tariffs to potentially be adopted in the future. Although certain of these tariffs were subsequently temporarily stayed, the situation is dynamic and subject to rapid change. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s and the FET Subsidiaries’ results of operations, cash flow and financial condition.
CREDIT RISK

Credit risk is the risk that FET would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FET maintains risk policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. FET has concentrations of suppliers and counterparties. These concentrations may impact FET's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

OUTLOOK

INCOME TAXES

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comments. FET is assessing the proposed regulations but continue to believe that it is more likely than not they will be subject to AMT, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations, as well as potential future federal tax legislation, could significantly change FET’s AMT estimates or the conclusion as to whether they are an AMT payer at all. Although FET and its subsidiaries constitute a separate federal consolidated tax group, as described above, because it is a majority-owned subsidiary of FE, the AMT may be applicable to FET and its subsidiaries. Additionally, the regulatory treatment of the impacts of the IRA of 2022 may also be subject to regulation by FERC. Any adverse development in the IRA of 2022, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FET's or its subsidiaries' cash flows, results of operations, and financial condition.

FET is evaluating the potential requirement to transition certain of the FET Subsidiaries to stand-alone treatment of NOL carryforwards for ratemaking purposes. Currently, none of the FET Subsidiaries have transitioned to stand-alone treatment. FET expects that if transitioning is required, the applicable FET Subsidiaries will make appropriate regulatory filings to include the NOL carryforward deferred tax asset in rate base and revenue requirement, which could have a material, favorable impact on future net income.

FERC REGULATORY MATTERS

With respect to their transmission services and rates, the FET Subsidiaries are subject to regulation by FERC. Under the FPA, FERC regulates rates for transmission of electric power, accounting and other matters. FERC regulations require the FET Subsidiaries to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of the FET Subsidiaries are subject to functional control by PJM, and transmission service using the FET Subsidiaries transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for each one of FET's transmission owner entities as of December 31, 2024:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 2015	Actual (13-month average)	9.88%(1)
MAIT	July 2017	Lower of Actual (13-month average) or 60% equity	10.3%
TrAIL	July 2008	Actual (year-end)	12.7%(2) / 11.7%(3)
(1)Reflects a 0.5% reduction to the 10.38% approved ROE due to the January 2025 Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership (see Transmission ROE Incentive: OCC v. ATSI, et al.)
(2) TrAIL the Line and Black Oak Static Var Compensator
(3) All other projects

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the FET Subsidiaries. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that the FET Subsidiaries operate are located within RFC. FET actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies, including the FET Subsidiaries, in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

FET and the FET Subsidiaries believe that they are in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities FET and/or the FET Subsidiaries occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FET and the FET Subsidiaries develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FET's and/or the FET Subsidiaries' part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on FET's and/or the FET Subsidiaries' financial condition, results of operations and cash flows.

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FET recorded in the third quarter of 2022 approximately $34 million in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $99 million of certain transmission capital assets to operating expenses for the audit period, of which $9 million are not expected to be recoverable and impacted FET’s earnings since they relate to costs capitalized during stated transmission rate time periods. FET has recovered approximately $91 million of costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. These reclassifications also resulted in a reduction to FET’s rate base by approximately $77 million, which is not expected to materially impact FET’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” on FET’s Consolidated Statements of Income.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024 and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, the FERC Office of Enforcement issued a set of data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. The FERC Office of Enforcement issued another set of data requests related to the same fuel consulting contract on January 13, 2025. Responses are due March 5, 2025. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have material adverse effect on the FET Subsidiaries' financial conditions, result of operations, and cash flows.

Transmission ROE Incentive: OCC v ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP rates, but not from the Duke and ATSI rates. FirstEnergy expects to pursue further appeal. During the fourth quarter of 2024, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Revenues from non-affiliates” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries' transmission incentive ROE, such changes will be applied on a prospective basis.

Transmission Planning Supplemental Projects: Ohio Consumers Counsel v ATSI, et al.

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. In subsequent pleadings, parties to the proceeding expanded the scope of the complaint to encompass all of the transmission owners in PJM. The FET Subsidiaries and the other transmission utilities in Ohio and PJM filed comments and the complaint is pending before FERC.

Local Transmission Planning Complaint: Industrial Energy Consumers of America, et al. v. Avista Corporation, et al.

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy expects to participate in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries, however, whether this lawsuit moves forward could have a material impact on FET’s transmission capital investment strategy.
ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FET with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. While FET’s environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FET cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact its business, results of operations, cash flows and financial condition.

OTHER LEGAL PROCEEDINGS

There are various lawsuits, claims and proceedings related to FET's normal business operations pending against FET or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FET or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 9, "Regulatory Matters," of the Notes to Consolidated Financial Statements.

FET accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FET determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that FET or its subsidiaries have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on FET's or its subsidiaries' financial condition, results of operations and cash flows.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FET prepares consolidated financial statements in accordance with GAAP. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. FET’s accounting policies require significant judgment regarding estimates and assumptions underlying the amounts included in the financial statements. Additional information regarding the application of accounting policies is included in the notes to consolidated financial statements.

Loss Contingencies

FET and its subsidiaries regularly assess liabilities and contingencies in connection with asserted or potential matters and establish reserves when appropriate. In the preparation of the financial statements, FET and its subsidiaries make judgments regarding the future outcome of contingent events based on currently available information and accrue liabilities when it is concluded that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FET and its subsidiaries determine that it is not probable, but reasonably possible that they have a material obligation, FET discloses such obligations and the possible loss or range of loss if such estimate can be made. Circumstances change over time and actual results may vary significantly from estimates. Please see Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

Revenue Recognition

The accounting treatment for revenue recognition is based on the nature of the underlying transaction and applicable authoritative guidance. FET and its subsidiaries account for revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

Revenues are primarily derived from forward-looking formula rates which recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

FET and its subsidiaries have elected the optional invoice practical expedient for most revenues and utilize the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations. See Note 2, "Revenue," of the Notes to Consolidated Financial Statements for additional information.

Regulatory Accounting

The FET Subsidiaries are subject to regulation that sets the prices (rates) permitted to charge customers based on costs that FERC determines are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

The FET Subsidiaries review the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, the FET Subsidiaries will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, the FET Subsidiaries will write off that regulatory asset as a charge against earnings. The FET Subsidiaries consider the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and as such net regulatory assets and liabilities are presented in the noncurrent section on FET's Consolidated Balance Sheets. Please see Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes, reserve amounts for uncertain tax positions, and reporting of tax-related assets and liabilities such as the interpretation of tax laws and associated regulations. FET and its subsidiaries are required to make judgments regarding the potential tax effects of various transactions and results of operations in order to estimate their obligations to taxing authorities.

Accounting for tax obligations requires judgments, including assessing whether tax benefits are more likely than not to be sustained, and estimating reserves for potential adverse outcomes regarding tax positions that have been taken. FET and its subsidiaries record income taxes in accordance with the liability method of accounting. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. Deferred income tax liabilities related to temporary tax and accounting basis differences and tax credit carryforward items are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. Deferred tax assets are recognized based on income tax rates expected to be in effect when they are settled.

FET and its subsidiaries account for uncertainty in income taxes in the financial statements using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. FET and its subsidiaries recognize interest expense or income and penalties related to uncertain tax positions in income taxes. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the federal income tax return.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, or new regulations or guidance, forecasted results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities.

See Note 3, "Taxes," of the Notes to Consolidated Financial Statements for additional information on income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A relating to market risk is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FirstEnergy Transmission, LLC required in this item are set forth beginning on page 38.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of FirstEnergy Transmission, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FirstEnergy Transmission, LLC and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of members' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of Rate Regulation

As described in Note 1 to the consolidated financial statements, the Company is subject to regulation that sets the prices (rates) the Company is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. As of December 31, 2024, there were $18 million of regulatory assets and $442 million of regulatory liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining the Company’s correspondence with regulators, (ii) evaluating the reasonableness of management’s assessment regarding regulatory guidance, proceedings, and legislation and the related accounting implications, and (iii) testing, on a sample basis, the regulatory assets and liabilities by considering the provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2025

We have served as the Company’s auditor since 2011.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions)	2024	2023	2022

REVENUES:
Revenues from non-affiliates	$1,684	$1,636	$1,523
Revenues from affiliates	17	16	15
Total revenues	1,701	1,652	1,538

OPERATING EXPENSES:
Other operating expenses (1)	329	313	378
Provision for depreciation	321	291	263
Amortization of regulatory assets, net	6	6	6
General taxes	279	256	247
Total operating expenses	935	866	894

OPERATING INCOME	766	786	644

OTHER INCOME (EXPENSE):
Interest income from affiliates	12	16	49
Miscellaneous income, net	4	2	2
Pension and OPEB mark-to-market adjustment	7	(31)	(11)
Interest expense - other	(266)	(220)	(207)
Interest expense - affiliates	(7)	(17)	(49)
Capitalized financing costs	57	38	36
Total other expense	(193)	(212)	(180)

INCOME BEFORE INCOME TAXES	573	574	464

INCOME TAXES	162	136	111

NET INCOME	411	438	353

Income attributable to noncontrolling interest	69	69	59

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$342	$369	$294

(1) Includes $365 million, $350 million and $297 million for the years ended December 31, 2024, 2023 and 2022, respectively, of costs from affiliates, certain of which are subject to capitalization.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8	$76
Receivables-
Affiliated companies	23	10
Other	94	88
Notes receivable from affiliated companies	197	17
Prepaid taxes and other	22	23
	344	214
PROPERTY, PLANT AND EQUIPMENT:
In service	12,894	11,861
Less — Accumulated provision for depreciation	2,596	2,410
	10,298	9,451
Construction work in progress	914	770
	11,212	10,221
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	19	19
Regulatory assets	18	15
Property taxes	289	277
Operating lease right-of-use asset(1)	412	413
Other	47	36
	1,009	984
TOTAL ASSETS	$12,565	$11,419
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$625	$—
Short-term borrowings-
Affiliated companies	2	383
Other	300	—
Accounts payable
Affiliated companies	142	30
Other	—	2
Accrued taxes	306	262
Accrued interest	68	62
Other	15	14
	1,458	753
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	5,239	5,275
Accumulated deferred income taxes	1,412	1,218
Property taxes	289	277
Regulatory liabilities	442	307
Noncurrent operating lease obligation(2)	406	406
Other	9	8
	7,797	7,491
TOTAL LIABILITIES	9,255	8,244

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	286	159
Total members' equity	2,536	2,409
Noncontrolling interest	774	766
TOTAL EQUITY	3,310	3,175

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10)

TOTAL LIABILITIES AND EQUITY	$12,565	$11,419
(1) Includes $410 million as of December 31, 2024 and 2023 associated with affiliated leases.
(2) Includes $404 million as of December 31, 2024 and 2023 associated with affiliated leases.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Members' Equity	Retained Earnings		Noncontrolling Interest	Total Equity
(In millions)			Total Members' Equity
Balance, January 1, 2022	$1,063	$1,070	$2,133	$759	$2,892
Net income	—	294	294	59	353
Consolidated tax benefit allocation	27	—	27	2	29
Distribution declared	(1,196)	(1,276)	(2,472)	—	(2,472)
Minority interest sale, net of issuance costs(1)	2,348	—	2,348	—	2,348
Equity contribution from FE	61	—	61	—	61
Equity contribution from Brookfield	9	—	9	—	9
Distribution to noncontrolling interest	—	—	—	(57)	(57)
Balance, December 31, 2022	$2,312	$88	$2,400	$763	$3,163
Net income	—	369	369	69	438
Distribution declared	(62)	(298)	(360)		(360)
Distribution to noncontrolling interest	—	—	—	(66)	(66)
Balance, December 31, 2023	$2,250	$159	$2,409	$766	$3,175
Net income	—	342	342	69	411
Distribution declared	—	(215)	(215)	—	(215)
Distribution to noncontrolling interest	—	—	—	(61)	(61)
Balance, December 31, 2024	$2,250	$286	$2,536	$774	$3,310
(1) Includes $27 million of issuance costs. See Note 1, "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for additional information on the minority interest sale.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$411	$438	$353
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	329	292	276
Pension and OPEB mark-to-market adjustments	(7)	31	11
Deferred income taxes and investment tax credits, net	190	90	44
Allowance for equity funds used during construction	(40)	(26)	(29)
Transmission revenue collections, net	144	(138)	25
Changes in current assets and liabilities-
Receivables	(19)	(7)	27
Prepaid taxes and other current assets	(1)	2	(7)
Accounts payable	89	(35)	(17)
Accrued taxes	44	(16)	30
Accrued interest	6	4	6
Other current liabilities	3	6	—
Other	(9)	(4)	(7)
Net cash provided from operating activities	1,140	637	712

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,172)	(1,042)	(836)
Loans with affiliated companies, net	(180)	1,537	(1,126)
Asset removal costs	(83)	(91)	(55)
Other	(2)	2	(5)
Net cash (used for) provided from investing activities	(1,437)	406	(2,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,200	325	—
Short-term borrowings, net	300	229	105
Redemptions and repayments-
Long-term debt	(600)	—	—
Short-term borrowings - Affiliated companies, net	(381)	—	(50)
Equity contribution from FE	—	—	61
Capital contributions from Brookfield	—	—	9
Proceeds from FET equity interest sale, net of transactions costs	—	—	2,348
Cash distributions paid to noncontrolling interest	(61)	(66)	(57)
Distribution payments	(215)	(1,527)	(1,304)
Other	(14)	(5)	—
Net cash provided from (used for) financing activities	229	(1,044)	1,112

Net change in cash, cash equivalents and restricted cash	(68)	(1)	(198)
Cash, cash equivalents, and restricted cash at beginning of period	76	77	275
Cash, cash equivalents, and restricted cash at end of period	$8	$76	$77

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year-
Interest (net of amounts capitalized)	$248	$218	$240
Income taxes, net of refunds	$(16)	$74	$18

Significant non-cash transactions:
Accrued capital investments	$125	$116	$100
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY TRANSMISSION, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Unless otherwise indicated, defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Terms.

FET, a consolidated VIE of FE, is the parent of the FET Subsidiaries and PATH. In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. FET and its non-affiliated joint venture partner are completing the process of terminating the PATH corporate entities. Through its subsidiaries, FET owns high-voltage transmission facilities in PJM, which consist of 12,520 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Ohio, Pennsylvania, West Virginia, Maryland and Virginia. FET plans, operates, and maintains its transmission system in accordance with NERC reliability standards, and other applicable regulatory requirements. In addition, FET and its subsidiaries comply with the regulations, orders, policies and practices prescribed by FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC.

Following receipt of necessary regulatory approvals, on January 31, 2017, MAIT issued membership interests to FET and FE PA predecessors, PN and ME, in exchange for their respective cash and transmission asset contributions. As of December 31, 2023, ME’s and PN’s approximate ownership of MAIT was 17% and 25%, respectively. On January 1, 2024, FE PA, as successor-in-interest to PN and ME, transferred their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT. As of March 25, 2024, FET owns 100% of MAIT’s equity interests (Class A and Class B). FET presents FE’s ownership of FET’s special purpose membership interest net assets and net income as NCI. NCI is included as a component of equity on FET’s Consolidated Balance Sheets.

FET and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FET and its subsidiaries consolidate a VIE (MAIT) when it is determined to be a primary beneficiary. Investments in affiliates over which FET and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FET's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income.

On May 31, 2022, Brookfield acquired 19.9% of the issued and outstanding membership interests of FET. On March 25, 2024, Brookfield acquired an additional incremental 30% equity interest in FET. FET continues to be consolidated in FirstEnergy’s financial statements. As a result of the consummation of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET. Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE entered into the A&R FET LLC Agreement, which amended and restated in its entirety the Third Amended and Restated Limited Liability Company Agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, as of the closing, the FET Board consists of five directors, two of whom are appointed by Brookfield and three of whom are appointed by FE.

On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, certain FET subsidiaries, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., as affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure.

The accompanying consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the SEC. FET and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period. FET and its subsidiaries have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Certain prior year amounts have been reclassified to conform to the current year.

Economic Conditions

Economic conditions have stabilized across numerous material categories, but not all lead times have returned to pre-pandemic levels. Several key suppliers have seen improvements with capacity, but FET continues to monitor the situation as demand increases across the industry, including due to data center usage. Inflationary pressures have moderated, which has improved the cost of materials, but certain categories have remained elevated. FET continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s results of operations, cash flow and financial condition.

In February 2025, the new U.S. presidential administration announced the imposition of widespread and substantial tariffs on imports, with plans for additional tariffs to potentially be adopted in the future. Although certain of these tariffs were subsequently temporarily stayed, the situation is dynamic and subject to rapid change. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s and the FET Subsidiaries’ results of operations, cash flow and financial condition.
ACCOUNTING FOR THE EFFECTS OF REGULATION

FET is subject to regulation that sets the prices (rates) that they are permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

FET reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FET will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FET will write off that regulatory asset as a charge against earnings. FET considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and as such net regulatory assets and liabilities are presented in the non-current section on the FET Consolidated Balance Sheets. See Note 9, "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2024 and 2023, and the changes during the year 2024:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2024	2023	Change
	(In millions)
Customer payables for future income taxes	$(582)	$(588)	$6
Asset removal costs	9	1	8
Deferred transmission costs	117	262	(145)
MISO exit fee	26	30	(4)
Vegetation management	6	7	(1)
Other	—	(4)	4
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(424)	$(292)	$(132)

INVESTMENTS
All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets, at cost, which approximates their fair market value.
PATH WV - PATH, was a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. FET owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FET is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FET's ownership interest in PATH-WV is subject to the equity method of accounting. As of December 31, 2024 and 2023, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a distribution. FET's pre-tax equity earnings in PATH-WV were immaterial for the years ended December 31, 2024, 2023 and 2022.
RECEIVABLES

Under a formula rate mechanism approved by the FERC, the FET Subsidiaries make annual filings in order to recover incurred costs and an allowed return. An initial rate filing is made for each calendar year using estimated costs, which is used to determine the initial billings to customers. All prudently incurred allowable operation and maintenance costs, a return earned on rate base and income taxes are recovered or refunded through a subsequent true-up mechanism. As such, FET recognizes revenue as it incurs recoverable costs and earns the allowed return. Any differences between revenues earned based on actual costs and the amounts billed based on estimated costs are recognized as a regulatory asset or liability, and will be recovered or refunded, respectively, in subsequent periods.

Other receivables include PJM receivables resulting from transmission sales. The FET Subsidiaries uncollectible risk on PJM receivables is minimal due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.
GOODWILL

In a business combination, the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment annually on July 31 and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, qualitative factors are assessed to determine whether it is more likely than not (that is, likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value (including goodwill). If it is concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing is required. However, if management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying value or bypasses the qualitative assessment, then the quantitative goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.

No impairment of goodwill was indicated in 2024 and 2023. In 2024 and 2023, a qualitative assessment was performed, assessing economic, industry and market considerations in addition to overall performance. Key factors used in the assessment included: growth rates, interest rates, expected investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of the reporting unit was, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment reflects original cost (net of any impairments recognized), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and financing costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. Liabilities for planned major maintenance projects are recognized as they are incurred.

FET and the FET Subsidiaries provide for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The annual composite rates for the FET Subsidiaries’ electric plant were 2.6%, 2.5% and 2.4% in 2024, 2023 and 2022, respectively.

For the years ended December 31, 2024, 2023 and 2022, capitalized financing costs on FET’s Consolidated Statements of Income include $40 million, $26 million and $28 million, respectively, of allowance for equity funds used during construction and $17 million, $12 million and $8 million, respectively, of capitalized interest.

Long-lived assets classified as held and used are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. First, the estimated undiscounted future cash flows attributable to the assets is compared with the carrying value of the assets. If the carrying value is greater than the undiscounted future cash flows, an impairment charge is recognized equal to the amount the carrying value of the assets exceeds its estimated fair value.
NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements - ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures " (Issued in November 2023): ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. Disclosure requirements within ASU 2023-07 include disclosing significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss. A public entity is also required to disclose the title and position of the individual(s) identified as the CODM as well as an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Disclosures are required on both an annual and an interim basis. The segment disclosures within have been updated to reflect the requirements of ASU 2023-07.

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB has not yet been adopted. Unless otherwise indicated, FET is currently assessing the impact such guidance may have on its financial statements and disclosures, as well as the potential to early adopt where applicable. FET has assessed other FASB issuances of new standards not described below based upon the current expectation that such new standards will not significantly impact FET's financial reporting.

ASU 2023-09, "Income taxes (Topic 280): Improvements to Income Tax Disclosures " (Issued in December 2023): ASU 2023-09 enhances disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the tax rate and prospects for future cash flows. Disclosure requirements include a tabular reconciliation using both percentages and amounts, separated out into specific categories with certain reconciling items at or above 5% of the statutory tax as well as by nature and/or jurisdiction. In addition, entities will be required to disclose income taxes paid (net of refunds received), broken out between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes are paid to such jurisdiction. For public companies, the guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments within ASU 2023-09 are to be applied on a prospective basis, with retrospective application permitted.

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (Issued in November 2024 and subsequently updated within ASU 2025-01): ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public companies for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.
2. REVENUE

FET and its subsidiaries account for revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

FET and its subsidiaries have elected the optional invoice practical expedient for most revenues and utilize the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations.

Through the FET Subsidiaries, FET owns high-voltage transmission facilities in PJM to transmit electricity from generation sources to distribution facilities. the FET Subsidiaries transmission revenue is primarily derived from the forward-looking formula transmission rates. Revenue requirements under forward-looking formula rates for the FET Subsidiaries are updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on rate base and actual costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the years ended December 31, 2024, 2023 and 2022, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
	(In millions)
ATSI	$980	$964	$908
TrAIL	270	275	275
MAIT	436	395	340
PATH	(2)	2	1
Total Revenue from Contracts with Customers(1)	1,684	1,636	1,524
Other revenue unrelated to contracts with customers	17	16	14
Total revenues	$1,701	$1,652	$1,538
(1) Includes $(3) million in reductions to revenue related to amounts subject to refund resulting from the Tax Act for the year ended December 31, 2022 and none in 2023 and 2024.
3. TAXES
FET and its subsidiaries record income taxes in accordance with the liability method of accounting. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. Deferred income tax liabilities related to temporary tax and accounting basis differences and tax credit carryforward items are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. Deferred tax assets are recognized based on income tax rates expected to be in effect when they are settled.

In May 2022, FET elected corporate status for federal income tax purposes, whereas previously it had been treated as a disregarded entity. FET and its subsidiaries' consolidated financial statements include its allocated amount of current and deferred tax expense for all years presented. FET and its subsidiaries are parties to an intercompany income tax allocation agreement with FirstEnergy that provides for the allocation of consolidated tax liabilities. For periods subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries no longer are members of the FirstEnergy consolidated group for federal income tax purposes and, instead, will file their own consolidated federal income tax return and have their own income tax allocation agreement.

During 2024, FET recognized an income tax charge of approximately $24 million relating to the FET Equity Interest Sale.

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comments. FET is assessing the proposed regulations but continue to believe that it is more likely than not they will be subject to AMT, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations, as well as potential future federal tax legislation, could significantly change FET’s AMT estimates or the conclusion as to whether they are an AMT payer at all. Although FET and its subsidiaries constitute a separate federal consolidated tax group, as described above, because it is a majority-owned subsidiary of FE, the AMT may be applicable to FET and its subsidiaries. Additionally, the regulatory treatment of the impacts of the IRA of 2022 may also be subject to regulation by FERC. Any adverse development in the IRA of 2022, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FET's or its subsidiaries' cash flows, results of operations, and financial condition.

FET is evaluating the potential requirement to transition certain of the FET Subsidiaries to stand-alone treatment of NOL carryforwards for ratemaking purposes. Currently, none of the FET Subsidiaries have transitioned to stand-alone treatment. FET expects that if transitioning is required, the applicable FET Subsidiaries will make appropriate regulatory filings to include the NOL carryforward deferred tax asset in rate base and revenue requirement, which could have a material, favorable impact on future net income.

	For the Years Ended December 31,
INCOME TAXES:	2024	2023	2022
	(In millions)
Currently payable (receivable) -
Federal	$(43)	$38	$58
State	15	8	9
	(28)	46	67
Deferred, net -
Federal	173	70	25
State	17	20	20
	190	90	45
Investment tax credit amortization	—	—	(1)
Total income taxes	$162	$136	$111

FET and its subsidiaries' consolidated tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period. The following table provides a reconciliation of federal income tax expense at the federal statutory rate to the total income taxes for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(In millions)	2024	2023	2022

Book income before income taxes	$573	$574	$464
Federal income tax expense at statutory rate (21%)	$120	$121	$97
Increases (reductions) in taxes resulting from-
State income taxes, net of federal income tax benefit	28	28	24
State and municipal valuation allowances	—	(4)	—
AFUDC equity and other flow-through	(9)	(5)	(7)
Excess deferred amortization due to the Tax Act	(2)	(3)	(2)
Taxes related to the FET Equity Interest Sale, net	24	—	—
Other, net	1	(1)	(1)
Total income taxes	$162	$136	$111
Effective income tax rate	28.3%	23.7%	23.9%

Accumulated deferred income taxes as of December 31, 2024 and 2023, were as follows:

	As of December 31,
(In millions)	2024	2023

Property basis differences	$1,370	$1,283
Regulatory asset/liability	64	98
Loss carryforwards and tax credits	(40)	(184)
Valuation allowances	22	22
Other	(4)	(1)
Accumulated deferred income tax liability, net	$1,412	$1,218

FET and its subsidiaries have recorded as deferred income tax assets the effect of NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2024, FET and its subsidiaries' loss carryforwards consisted of approximately $15 million ($3 million, net of tax) of federal NOL carryforwards, all of which have no expiration, and approximately $575 million ($28 million, net of tax) of state and municipal NOL carryforwards, of which approximately $148 million ($6 million, net of tax) is expected to be utilized based on current estimates and assumptions prior to expiration, which will begin in 2029. In addition, FET and its subsidiaries' tax credit carryforwards consisted of AMT credits of $6 million, which have no expiration.

The following table summarizes the changes in valuation allowances on DTAs related to state NOLs discussed above for the years ended December 31, 2024, 2023 and 2022.

	As of December 31,
(In millions)	2024	2023	2022

Beginning of year balance	$22	$27	$28
Charged to income	—	(5)	(1)
Charged to other accounts	—	—	—
Write-offs	—	—	—
End of year balance	$22	$22	$27

FET and its subsidiaries account for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute are utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on a company's tax return. As of December 31, 2024 and 2023, FET and its subsidiaries' total unrecognized income tax benefits were approximately $3 million. As of December 31, 2024, none of the unrecognized tax benefits are expected to be resolved during 2025.

FET and its subsidiaries recognize interest expense or income and penalties related to uncertain tax positions by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the income tax return. FET and its subsidiaries include interest expense or income and penalties in the provision for income taxes. During 2024 and 2023, FET and its subsidiaries did not record any interest related to uncertain tax positions, nor does FET and its subsidiaries have a cumulative net interest payable recorded on its Consolidated Balance Sheets.

FET and its subsidiaries have tax returns under review by state taxing authorities at the audit or appeals level for tax years 2021-2023.

General Taxes

General taxes associated with real and personal property taxes for the years ended December 31, 2024, 2023 and 2022 were $279 million, $256 million and $247 million, respectively.
4. LEASES

FET and the FET Subsidiaries primarily lease fiber optics, land and other property and equipment under cancellable and noncancellable leases.

ATSI has a ground lease with the Ohio Companies and FE PA under an operating lease agreement. Land use is rented to ATSI under the terms and conditions of a ground lease. ATSI, the Ohio Companies and FE PA reserve the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair ATSI's ability to satisfy its service obligations. Additional uses of such land for ATSI's facilities requires prior written approval from the applicable operating companies. ATSI purchases directly any new property acquired for transmission use. ATSI makes fixed quarterly lease payments for the ground lease of approximately $5 million through December 31, 2049, unless terminated prior to maturity, or extended by ATSI for up to 10 additional successive periods of 50 years each.

MAIT has a ground lease with FE PA under an operating lease agreement. FE PA reserves the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair MAIT's ability to satisfy its service obligations. Additional uses of such land for MAIT's facilities requires prior written approval from the applicable operating company. MAIT purchases directly any new property acquired for transmission use. MAIT makes variable quarterly lease payments through January 1, 2043, unless terminated prior to maturity, or extended by MAIT for up to two additional successive periods of 25 years each and one successive term of 24 years. MAIT's lease payment for the ground lease was approximately $4 million in 2024, 2023 and 2022. MAIT does not have an operating lease liability or asset associated with this agreement as the lease payments are variable.

FET and the FET Subsidiaries account for leases under, "Leases (Topic 842)". Leases with an initial term of 12 months or less are recognized as lease expense on a straight-line basis over the lease term and not recorded on the balance sheet. Most leases include one or more, options to renew, with renewal terms that can extend the lease term from 1 to 40 years, and certain leases include options to terminate. The exercise of lease renewal options is at FET and the FET Subsidiaries sole discretion. Renewal options are included within the lease liability if they are reasonably certain based on various factors relative to the contract. Certain leases also include options to purchase the leased property or a right of first offering if the lessor would decide to sell the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. FET and the FET Subsidiaries have elected a policy to not separate lease components from non-lease components for all asset classes.

Finance leases for assets used in regulated operations are recognized in FET's Consolidated Statement of Income such that amortization of the right-of-use asset and interest on lease liabilities equals the expense recorded for ratemaking purposes. All operating lease expenses are recognized in Other operating expense. The components of lease expense were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022

Operating lease costs(1)	$38	$34	$28

Finance lease costs:
Amortization of right-of-use assets	1	1	1
Interest on lease liabilities	—	—	—
Total finance lease cost	1	1	1
Total lease cost	$39	$35	$29
(1) Includes $17 million, $13 million and $7 million of short-term lease costs for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Financial Statement Line Item	As of December 31, 2024	As of December 31, 2023

Assets
Operating lease assets(1)	Operating lease right-of-use asset	$412	$413
Finance lease assets(2)	Property, plant and equipment	15	16
Total leased assets		$427	$429

Liabilities
Current:
Operating	Other current liabilities	$6	$6

Noncurrent:
Operating	Noncurrent operating lease obligation	406	406
Total leased liabilities		$412	$412
(1) Operating lease assets are recorded net of accumulated amortization of $4 million and $3 million as of December 31, 2024 and 2023, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $5 million and $4 million as of December 31, 2024 and 2023, respectively.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	For the Year Ended December 31,
(In millions)	2024	2023	2022
Operating cash flows from operating leases	$21	$21	$21

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1	$—	$—

Lease terms and discount rates were as follows:

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease terms (years)
Operating leases	74.6	75.7	76.7
Finance leases	14.6	15.4	16.5

Weighted-average discount rate(1)
Operating leases	5.00%	5.00%	5.00%
(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Maturities of lease liabilities as of December 31, 2024, were as follows:

(In millions)	Operating Leases
2025	$21
2026	21
2027	21
2028	21
2029	21
Thereafter	1,459
Total lease payments	1,564
Less imputed interest	1,152
Total net present value	$412

5. VARIABLE INTEREST ENTITIES

FET and its subsidiaries perform qualitative analyses based on control and economics to determine whether a variable interest classifies FET or its subsidiaries as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both power and economic control, such that an entity has: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FET consolidates a VIE when it is determined that it is the primary beneficiary.

At its inception, MAIT issued Class A membership interests to FET and Class B membership interests to FE PA predecessors (PN and ME). The Class A interests represent the functional equivalent of managing interests, providing FET with the power to direct the activities that most significantly impact MAIT’s performance. The Class B interests represent the functional equivalent of economic interest conveying no kick-out or participating rights over the Class A membership interests. Management concluded that MAIT is a VIE and that FET is the primary beneficiary because FET has exposure to the economics of MAIT and the power to direct the significant activities of MAIT through its ownership of the Class A membership interests. On January 1, 2024, FE PA, as successor-in-interest to PN and ME, transferred their respective Class B equity interests of MAIT to FE. FE ultimately contributed the MAIT Class B equity interests to FET in exchange for a special purpose membership interest in FET. The transfer of the Class B membership interests to FET during the first quarter of 2024 had no impact on MAIT’s classification as a VIE.

The following shows the carrying amounts and classification of the MAIT assets and liabilities included in the consolidated financial statements as of December 31, 2024 and 2023. Amounts exclude intercompany balances which were eliminated in consolidation. FET has not provided any guarantees or other credit support for the benefit of MAIT or MAIT’s creditors.

Assets	December 31, 2024	December 31, 2023
(In millions)
Receivables	$32	$22
Notes receivable from affiliated companies	5	—
Prepaid taxes and other current assets	2	4
Total current assets	39	26
Property, plant and equipment, net	3,558	3,013
Goodwill	224	224
Regulatory assets	18	13
Operating lease right-of-use asset	1	1
Other noncurrent assets	14	11
Total noncurrent assets	3,815	3,262
TOTAL ASSETS	$3,854	$3,288

Liabilities	December 31, 2024	December 31, 2023
(In millions)
Short-term borrowings - affiliated companies	$—	$125
Accounts payable	90	3
Accrued interest	11	8
Accrued taxes	7	—
Other current liabilities	8	8
Total current liabilities	116	144
Long-term debt and other long-term obligations	1,276	1,029
Accumulated deferred income taxes	366	325
Other noncurrent liabilities	2	2
Total noncurrent liabilities	1,644	1,356
TOTAL LIABILITIES	$1,760	$1,500
6. FAIR VALUE MEASUREMENTS
LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FET believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying value of long-term debt, which excludes net unamortized debt issuance costs and discounts:

	As of December 31,
	2024	2023
	(In millions)
Carrying Value	$5,900	$5,300
Fair Value	5,522	4,949

The fair value of long-term debt reflects the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries. FET and the FET Subsidiaries classified long-term debt as Level 2 in the fair value hierarchy as of December 31, 2024 and 2023.

See Note 7, "Capitalization," of the Notes to Consolidated Financial Statements for further information on long-term debt issued and redeemed during the twelve months ended December 31, 2024.

7. CAPITALIZATION

DIVIDEND DISTRIBUTIONS AND DIVIDENDS

Earnings, cash, capital structures, restrictions, and expected ongoing cash and earnings are reviewed by FET senior management prior to a distribution recommendation being made for consideration and authorization by the FET board of directors. Furthermore, the organizational documents, indentures, regulatory limitations, and various other agreements, including those relating to the long-term debt of the FET Subsidiaries, contain provisions that could further restrict the declaration and payment of dividends or distributions by FET and subsidiaries of FET.

The FET Subsidiaries have regulatory financial covenant limitations to maintain consolidated debt-to-total-capitalization ratios (as defined under each of the Credit Facilities) of no more than 65% measured at the end of each fiscal quarter. In addition, the FET Subsidiaries would need regulatory authorization in order to loan funds to FET. As a result, as of December 31, 2024, restricted net assets of FET's subsidiaries exceeded 25%.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and finance lease obligations for FET and the FET Subsidiaries as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31,
	Maturity Date	Interest Rate	2024	2023
			(In millions)
Unsecured notes - fixed rate	2025-2049	2.650% - 5.940%	$5,900	$5,300
Unamortized debt discounts			—	3
Unamortized debt issuance costs			(36)	(28)
Currently payable long-term debt			(625)	—
Total long-term debt and other long-term obligations			$5,239	$5,275

See Note 4, "Leases," for additional information related to finance leases.

The following redemptions and issuances occurred during the twelve months ended December 31, 2024.

Company	Type	Issuance / Redemption Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FET	Unsecured Notes	December, 2024	4.35%	2025	$600	On December 30, 2024, FET caused to be redeemed $600 million of 4.35% senior notes due 2025.
Issuances
ATSI	Unsecured Notes	March, 2024	5.63%	2034	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	May, 2024	5.94%	2034	$250	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	4.55%	2030	$400	Proceeds were used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	5.00%	2035	$400	Proceeds were used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.

As noted above, on September 5, 2024, FET issued $400 million of unsecured senior notes due in 2030 and $400 million of unsecured senior notes due in 2035 in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for like principal amounts registered under the Securities Act. On October 8, 2024, FET filed a shelf registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on December 20, 2024. On January 24, 2025, FET completed an exchange offer of these senior notes for like principal amounts registered under the Securities Act.

The following table presents scheduled debt repayments or debt that has been noticed for redemption for outstanding long-term debt, excluding unamortized debt discounts and premiums, for the next five years as of December 31, 2024.

(In millions)	2025	2026	2027	2028	2029
Scheduled debt repayments	$625	$75	$—	$1,100	$—

Debt Covenant Default Provisions

FET and the FET Subsidiaries have various debt covenants under certain financing arrangements, including the Credit Facilities. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FET or the FET Subsidiaries to comply with the covenants contained in any of their financing arrangements could result in an event of default, which may have an adverse effect on FET's and the FET Subsidiaries' financial condition.

Additionally, there are cross-default provisions in certain financing arrangements of FE and its subsidiaries, including FET. These provisions generally trigger a default in the applicable financing arrangement of an entity if it or any of its significant subsidiaries default under another financing arrangement in excess of a certain principal amount, typically $100 million. Although such defaults by FET would cross-default FE financing arrangements containing these provisions, defaults by FE would generally not cross-default applicable FET financing arrangements, but defaults by the FET Subsidiaries would cross-default applicable FET financing arrangements.

As of December 31, 2024, FET and the FET Subsidiaries were in compliance with all debt covenant default provisions.
8. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT

FET and the FET Subsidiaries had $302 million and $383 million of outstanding short-term borrowings as of December 31, 2024 and 2023, respectively.

On October 24, 2024, FET and the FET Subsidiaries, entered into the following amendments to each of the Credit Facilities to, among other things, extend the maturity date of the Credit Facilities for an additional one-year period, from October 20, 2028, to October 20, 2029, at FET and from October 18, 2027, to October 18, 2028, for the FET Subsidiaries.

The Credit Facilities are as follows:

•FET $1.0 billion revolving credit facility;
•ATSI, MAIT and TrAIL $850 million revolving credit facility;

As of December 31, 2024, available liquidity under the Credit Facilities was approximately $1.5 billion.

Borrowings under the Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under the Credit Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. The Credit Facilities contain financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under the Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Credit Facilities and against the borrowers' borrowing sublimit. As of December 31, 2024, FET and the FET Subsidiaries had $6 million in outstanding LOC's.

The Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under the Credit Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2024, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Credit Facilities.

FirstEnergy Money Pools

As regulated money pool participants, the FET Subsidiaries have the ability to borrow from each other, regulated affiliates and FE to meet their short-term working capital requirements. As of December 31, 2023, FET had a similar but separate arrangement with FE's unregulated money pool participants, however, effective June 1, 2024, FET is no longer participating in the unregulated money pool.

FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool.

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2024	2023	2024	2023
For the Years Ended December 31,	5.74%	6.30%	6.44%	6.01%

Weighted Average Interest Rates

The annual weighted average interest rates on short-term borrowings from the Credit Facilities through the year ended December 31, 2024, was 6.99%. FET and the FET Subsidiaries did not have revolver borrowings during 2023.

9. REGULATORY MATTERS

FERC REGULATORY MATTERS

With respect to their transmission services and rates, the FET Subsidiaries are subject to regulation by FERC. Under the FPA, FERC regulates rates for transmission of electric power, accounting and other matters. FERC regulations require the FET Subsidiaries to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of the FET Subsidiaries are subject to functional control by PJM, and transmission service using the FET Subsidiaries transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for each one of FET's transmission owner entities as of December 31, 2024:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 2015	Actual (13-month average)	9.88%(1)
MAIT	July 2017	Lower of Actual (13-month average) or 60% equity	10.3%
TrAIL	July 2008	Actual (year-end)	12.7%(2) / 11.7%(3)
(1)Reflects a 0.5% reduction to the 10.38% approved ROE due to the January 2025 Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership (see Transmission ROE Incentive: OCC v. ATSI, et al.)
(2) TrAIL the Line and Black Oak Static Var Compensator
(3) All other projects

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the FET Subsidiaries. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that the FET Subsidiaries operate are located within RFC. FET actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies, including the FET Subsidiaries, in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

FET and the FET Subsidiaries believe that they are in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities FET and/or the FET Subsidiaries occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FET and the FET Subsidiaries develops information about the occurrence and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FET's and/or the FET Subsidiaries' part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on FET's and/or the FET Subsidiaries' financial condition, results of operations and cash flows.

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FET recorded in the third quarter of 2022 approximately $34 million in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $99 million of certain transmission capital assets to operating expenses for the audit period, of which $9 million are not expected to be recoverable and impacted FET’s earnings since they relate to costs capitalized during stated transmission rate time periods. FET has recovered approximately $91 million of costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. These reclassifications also resulted in a reduction to FET’s rate base by approximately $77 million, which is not expected to materially impact FET’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” on FET’s Consolidated Statements of Income.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024 and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, the FERC Office of Enforcement issued a set of data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. The FERC Office of Enforcement issued another set of data requests related to the same fuel consulting contract on January 13, 2025. Responses are due March 5, 2025. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have material adverse effect on the FET Subsidiaries' financial conditions, result of operations, and cash flows.

Transmission ROE Incentive: OCC v ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP rates, but not from the Duke and ATSI rates. FirstEnergy expects to pursue further appeal. During the fourth quarter of 2024, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Revenues from non-affiliates” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries' transmission incentive ROE, such changes will be applied on a prospective basis.

Transmission Planning Supplemental Projects: Ohio Consumers Counsel v ATSI, et al.

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. In subsequent pleadings, parties to the proceeding expanded the scope of the complaint to encompass all of the transmission owners in PJM. The FET Subsidiaries and the other transmission utilities in Ohio and PJM filed comments and the complaint is pending before FERC.

Local Transmission Planning Complaint: Industrial Energy Consumers of America, et al. v. Avista Corporation, et al.

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy expects to participate in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries, however, whether this lawsuit moves forward could have a material impact on FET’s transmission capital investment strategy.
10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of December 31, 2024 and December 31, 2023, was $26 million and $21 million, respectively, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
	As of December 31, 2024	As of December 31, 2023
	(In millions)
Surety Bonds(1)	$20	$21
LOCs	6	—
Total Guarantees and Other Assurances	$26	$21
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million as of December 31, 2024 and December 31, 2023 of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET's or the FET Subsidiaries' credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET has posted $6 million of collateral, in the form of LOCs, as of December 31, 2024 and $2 million of collateral, in the form of cash, as of December 31, 2023.
ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FET with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. While FET’s environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FET cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact its business, results of operations, cash flows and financial condition.

OTHER LEGAL PROCEEDINGS

There are various lawsuits, claims and proceedings related to FET's normal business operations pending against FET or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FET or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 9, "Regulatory Matters," of the Notes to Consolidated Financial Statements.

FET accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FET determines that it is not probable, but reasonably possible that it has a material obligation, it discloses such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that FET or its subsidiaries have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on FET's or its subsidiaries' financial condition, results of operations and cash flows.

11. TRANSACTIONS WITH AFFILIATED COMPANIES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the years ended December 31, 2024, 2023 and 2022, are as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(In millions)
Revenues	$17	$16	$15

Other operating expenses:
Ground lease expense (1)	25	25	25
FESC support services (2)	228	219	187
Other affiliate support services (2)	112	106	85
Interest income	12	16	49
Pension and OPEB mark-to-market adjustment gain (loss)	7	(31)	(11)
Interest expense	7	17	49
(1) See Note 4, "Leases".
(2) Includes amounts capitalized.

FE does not bill directly or allocate any of its costs to any subsidiary company. FESC provides corporate support and other services, including executive administration, accounting and finance, risk management, human resources, corporate affairs, communications, information technology, legal services and other similar services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies under FESC agreements. Allocated costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas developed by FESC. Intercompany transactions are generally settled under commercial terms within thirty days.

As FET and its subsidiaries do not have employees, employees from the Electric Companies perform maintenance and project work in support of FET and its subsidiaries. Labor and overhead costs associated with these activities are charged by the affiliates to FET's subsidiaries at cost.

As regulated money pool participants, FET’s subsidiaries have the ability to borrow from each other, regulated affiliates and the FE holding company to meet their short-term working capital requirements. FET had a similar but separate arrangement with FE's unregulated money pool participants. As of June 1, 2024, FET is no longer participating in the unregulated money pool. Affiliated company notes receivables and payables related to the money pool are reported as "Notes receivable from affiliated companies" or "Short-term borrowings - affiliated companies" on the Consolidated Balance Sheets. Affiliate accounts receivable and accounts payable balances relate to intercompany transactions that have not yet settled through the money pool (see Note 8, "Short-Term Borrowings and Bank Lines of Credit," of the Notes to Consolidated Financial Statements).

In May of 2022, FET issued a $2.3 billion notes payable with interest to FE, an affiliated company, as payment for a distribution. Half of the principal amount was paid in December 2022, with the remaining balance paid in January 2023.
FET and its subsidiaries were party to an intercompany income tax allocation agreement with FirstEnergy that provides for the allocation of consolidated tax liabilities. Prior to tax returns for years before 2022, net tax benefits attributable to FE, excluding any tax benefits derived from certain interest expense, were generally reallocated to the subsidiaries of FE that had taxable income. Effective January 1, 2022, the intercompany income tax allocation agreement was amended and revised such that FE no longer reallocates such tax benefits to the FE subsidiaries. Immediately following the close of the FET Equity Interest Sale, FET and its subsidiaries are no longer members of the FirstEnergy consolidated group for federal income tax purposes and, instead, constitute a separate consolidated group with a separate income tax allocation agreement for federal income tax purposes. See Note 3, "Taxes," of the Notes to Consolidated Financial Statements for additional information.
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. During 2024, 2023 and 2022, FET's subsidiaries' allocated amount of the pension and OPEB mark-to-market adjustments from affiliates were gains or (losses) of $7 million, $(31) million and $(11) million, respectively. These amounts are expected to be refunded or recovered through formula transmission rates. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $10 million, $8 million and $(18) million in 2024, 2023 and 2022, respectively.
Following receipt of necessary regulatory approvals, on January 31, 2017, MAIT issued membership interests to FET and FE PA predecessors, PN and ME in exchange for their respective cash and transmission asset contributions. As of December 31, 2023, ME’s and PN’s approximate ownership of MAIT was 17% and 25%, respectively. On January 1, 2024, FE PA, as successor-in-interest to PN and ME, transferred their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT. As of March 25, 2024, FET owns 100% of MAIT’s equity interests (Class A and Class B). FET presents FE’s ownership of FET’s special purpose membership interest net assets and net income as NCI. NCI is included as a component of equity on FET’s Consolidated Balance Sheets.
12. SEGMENT INFORMATION

FET has one operating segment, which is the entire entity. FET's Consolidated Statements of Income are consistent with the internal financial reports used by FET's President, its CODM. FET's CODM uses earnings attributable to FET to assess performance and considers budget versus actual results on a monthly basis when making decisions about allocating resources. FET considers Other operating expenses, Provision for depreciation, General taxes, Interest expense and Income taxes to be significant expenses. See the Consolidated Statements of Income.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FirstEnergy Transmission, LLC, through the oversight of its Disclosure Committee, has established disclosure controls and procedures to ensure that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports FET files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on that evaluation, the principal executive officer and principal financial officer of FirstEnergy Transmission LLC. have concluded that its disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

Trading Arrangements

Not Applicable

Other Information

The information set forth below is included for the purpose of providing disclosure under “Item 1.01 – Entry into a Material Definitive Agreement” of Form 8-K.

Valley Link Transmission Company, LLC

On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM.

As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes.

Description of the Valley Link LLCA

Under the Valley Link LLCA, certain fundamental matters require the consent, vote or approval of each member that holds in excess of a 15% membership interest before such actions can be taken by Valley Link, including among other things, entering into a designated entity agreement with PJM, approving project enhancements over a certain monetary threshold, approving any new PJM-awarded project, amending the Valley Link LLCA or any organizational document of any of the Valley Link Subsidiaries, and entering into or amending any affiliate agreement. In addition, as long as a member owns at least a 15% of Valley Link membership interests, it has the right to appoint a person to the Valley Link Board of Managers. Except as provided in the Valley Link LLCA, any action by the Valley Link Board of Managers requires the affirmative vote of managers representing members who collectively hold at least a 60% membership interest of Valley Link.

Additionally, certain reserved matters require the affirmative vote of each manager representing a member that holds in excess of the greater of 90% of such member’s initial membership interest and a 27% membership interest. Such actions include, among other things, approving or amending any budget, developing or using any trade names or trademarks, changing banks or changing or opening bank accounts, certain acquisitions or dispositions in excess of certain dollar thresholds, incurring certain non-budgeted expenditures or issuing a capital call notice for certain non-budgeted expenditures, incurring indebtedness of Valley Link or indebtedness of Valley Link Subsidiaries that would be a deviation from certain policies, making material governmental filings or making decisions about proceedings to which Valley Link or a Valley Link Subsidiary is a party, entering into or amending certain agreements, changing the fiscal year, modifying or amending certain company policies, creating material encumbrances, adjusting the book value of assets of Valley Link, appointing or removing officers, creating committees of the Valley Link Board of Managers, entering into employment arrangements or making compensation decisions, knowingly taking an action reasonably expected to result in a breach or default of a material contract, or appointing a partnership representative for tax purposes. The Valley Link LLCA also includes provisions relating to the resolution of disputes and deadlocks among the managers and/or the members.

Subject to certain exceptions, including the right of first offer, no member may transfer its membership interests in Valley Link without the unanimous consent of each other member that owns at least a 15% membership interest. In addition, during a lock-up period of the earliest of February 21, 2031, the date when certain projects have all been placed-in-service, or such other date as the members unanimously agree, no direct transfer of the Valley Link LLCA membership interests to a third party is permitted without consent, and no direct or indirect transfer of equity interests in any member to a third-party is permitted without consent if the value of the transferring member’s membership interest is more than 80% of the value of the equity interest being transferred.

Direct or indirect transfers of equity interests in a member that would not constitute a change in control are permitted without restriction. Direct or indirect transfers of equity interests in a member is permitted without restriction where the book value of the transferring member’s membership interest is less than 8% of the book value of the interest being transferred. After February 21, 2027, equity interests in any member may be transferred without restriction if the book value of transferring member’s membership interest is less than 40% of the book value of the interest being transferred.

Affiliates of FET, Dominion HV and Transource will provide services to Valley Link and the Valley Link Subsidiaries through separate affiliate agreements. By unanimous agreement, the members will determine which of those affiliates will have the lead responsibility for engineering, designing and managing construction of each project, which will provide business services to Valley Link and its applicable subsidiaries during the construction phase of each project, and which of those affiliates will provide operation and maintenance services to Valley Link and the applicable subsidiaries after each project is placed-in-service. Affiliates of FET, Dominion HV. and Transource will also provide siting, right-of-way and regulatory services to the applicable Valley Link Subsidiaries.

PJM Electric Transmission Projects

On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of (i) approximately 260 miles of 765-kilovolt (kV) transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia. The total cost of these projects is estimated to be approximately $3.0 billion with FET’s estimated share will be approximately $1.020 billion.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

FET is a Delaware limited liability company managed by the FET Board. Pursuant to the A&R FET LLC Agreement, each director is designated as a “manager” of FET within the meaning of Section 18-101 of the Delaware Limited Liability Company Act.

The following sets forth information, as of December 31, 2024, regarding our Directors and executive officers:

Mark D. Mroczynski	59	President
Jason J. Lisowski	43	Vice President, Controller and Director
Joseph M. Storsin, Jr.	39	Vice President, Finance
Natalie Hadad	41	Director
Jeff Rosenthal	65	Director
A. Wade Smith	60	Director
Toby L. Thomas	53	Director

Other than Ms. Hadad and Mr. Rosenthal, all of our Directors and executive officers each serve as an executive officer and/or employee of other affiliated entities, including FE and direct or indirect subsidiaries of FE.

Executive Officers

Set forth below is certain information regarding each of our executive officers as of December 31, 2024, other than for Mr. Lisowski, whose information appears under “Directors” below. As a result of the structure of FE, FET does not directly employ the executive officers responsible for the management of our business.

Once elected, officers hold office until his or her resignation, death, permanent disability, removal or until a successor is duly appointed. There are no family relationships among our directors and executive officers.

Mark D. Mroczynski has served as our President since 2024. He joined FirstEnergy in 2004 and currently serves as President of Transmission for FirstEnergy. He has also served as Executive Director, Transmission Programs from 2013 to 2018, and Vice President, Construction and Design Services from 2018 to 2023. He became Acting Vice President of Operations of FirstEnergy in 2023 before being promoted to President of Transmission in June 2024. Mr. Mroczynski served as one of our Directors from May 2023 to June 2024.

Joseph M. Storsin, Jr. has served as our Vice President, Finance since December 2024. Mr. Storsin began his career with FirstEnergy in 2006 in General Accounting and Financial Reporting and later served as Manager, Financial Reporting & Technical Accounting from 2014 to 2016, Director of Accounting from 2016 to 2019 and Director of Business Planning & Performance from 2019 to 2020. Mr. Storsin also served as Assistant Controller from 2020 to 2021 and Vice President, Strategy Long Term Planning and Business from 2021 until his transition to serve as our Vice President, Finance.

Directors

Set forth below is certain information regarding each Director as of December 31, 2024. Directors are appointed annually to serve until his or her resignation, death, permanent disability, removal, or until their successors are duly appointed. Pursuant to the A&R FET LLC Agreement, Brookfield is entitled to appoint two Directors and FE is entitled to appoint three Directors. Ms. Hadad and Mr. Rosenthal currently serve as the Brookfield-appointed Directors, and Messrs. Lisowski, Thomas and Smith currently serve as the FE-appointed Directors.

Natalie Hadad is a Managing Partner in Brookfield Asset Management’s Infrastructure Group and co-head of Brookfield’s open-end core infrastructure fund. In this role, Ms. Hadad oversees the origination, execution, and asset management of the firm’s infrastructure super-core investments in the utilities, energy, telecom and transportation sectors. Prior to joining Brookfield Asset Management in 2013, Ms. Hadad was an investment professional in Ashmore Group and Ashmore Energy International, with a focus on private equity investments in the infrastructure space. Ms. Hadad has a Master of Science in Finance from Tulane University and a Bachelor of Science in Engineering from the University of Texas at Austin. Ms. Hadad’s broad infrastructure expertise, including in the energy sector, provides the FET Board with valuable insight relevant to its business.

Jason J. Lisowski has served as one of our Directors since June 2024 and has served as FET’s Vice President and Controller since 2018. Mr. Lisowski has also served as Controller and Treasurer of FirstEnergy Solutions Corp. (now known as Energy Harbor LLC), which provided energy-related products and services from 2016 to 2018 and FirstEnergy Nuclear Operating Company (now known as Energy Harbor Nuclear Corp.), which operated EH’s nuclear generating facilities from 2017 to 2018. Mr. Lisowski is also Vice President, Controller and Chief Accounting Officer of FE and FESC, and Vice President and Controller of many other subsidiaries of FE. Mr. Lisowski’s experience in the electric utility industry and financial expertise makes him a valuable member of the FET Board.

Jeff Rosenthal is a Vice Chair and Operating Partner in Brookfield Asset Management’s Infrastructure Group. In this role, Mr. Rosenthal provides oversight of Brookfield’s utility investments, as well as risk management, capital expenditure and sustainability oversight as the group’s Chief Risk Officer. Mr. Rosenthal currently sits on a number of Brookfield Portfolio

Company Boards in addition to FET including SGN, a Gas LDC serving over 6 million customers in the UK, VANTI, a Gas LDC in Colombia serving over 3 million customers in Bogota and surrounding regions and Los Ramones, a gas transmission pipeline company in Mexico. Over the past 15 years, Mr. Rosenthal has also sat on the Board and directly participated in numerous electricity transmission companies including Transelec, the state grid of Chile, WETT, a transmission operator in Texas that was formed to deliver the part CREZ mandate, Cross Sound Cable, a HVDC link between Connecticut and Long Island and Quantum, the build out of over 5,000 km of 345 kV transmission in Brazil. Prior to joining Brookfield in 2007, Mr. Rosenthal was President and Chief Executive Officer of Oshawa Power and Utilities in Ontario. Mr. Rosenthal has also been Chair of the Ontario Energy Association representing electricity and gas companies in the province. Mr. Rosenthal has a Master of Business Administration from York University and a Bachelor of Applied Science in Electrical Engineering from the University of Toronto. Mr. Rosenthal’s deep utility expertise qualifies him to serve on the FET Board.

A. Wade Smith has served as one of our Directors since June 2024. He joined FirstEnergy in December 2023 as president of FirstEnergy Utilities. In that role he is responsible for overseeing FirstEnergy’s state businesses and the stand-alone transmission companies, as well as the Rates & Regulatory Affairs and External Affairs groups. Prior to joining FirstEnergy, Mr. Smith served as chief operating officer of Puget Sound Energy, Inc. from 2022 to 2023, where he was responsible for all operational areas, including natural gas and electric operations, safety and health, and energy supply. From 2021 to 2022, Mr. Smith served as senior vice president of Electric Operations for PG&E, leading electric transmission and distribution system operations and maintenance, generation, and project management and construction teams for PG&E’s electric operations. Prior to PG&E, he spent 32 years at AEP, where he held increasingly responsible leadership roles, including being named senior vice president, Grid Development for AEP Transmission in 2015, where was responsible for planning, engineering, project and construction management, and real-time operation. Mr. Smith’s more than three decades of experience leading utilities provide valuable industry insight to the FET Board.

Toby L. Thomas has served as one of our Directors since June 2024. He joined FirstEnergy as chief operating officer in November 2023 and is responsible for a broad range of transmission and distribution business functions, including planning and protection, transmission and substation engineering, project and construction management, system operations and support operations. He also has responsibility for the Customer Experience group. Prior to joining FirstEnergy, Mr. Thomas served with AEP for over 20 years, most recently serving as senior vice president – AEP Energy Delivery from 2021 to 2023, where he helped achieve efficiencies in transmission, distribution and telecommunications operations, project management, construction, engineering and standards. Mr. Thomas joined AEP in 2001 as a project engineer in Industrial Marketing and Origination, progressing through various roles of increasing responsibility in asset optimization and generation, including being named president and chief operating officer of Indiana Michigan Power in 2017 to oversee business performance, operations and a wide range of customer, policy and regulatory relationships. Mr. Thomas’s deep expertise with transmission and the customer experience make him a valuable member of the FET Board.

Code of Conduct

FET and the FET Subsidiaries have no employees, and all of FET’s executive officers are employees of FESC, a direct, wholly owned subsidiary of FE. FE has adopted, and posted on its website at www.firstenergycorp.com/responsibility, a Code of Conduct, The Power of Integrity, which applies to all employees, including FET’s principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available, without charge, upon written request to the Corporate Secretary, FirstEnergy Corp., 76 South Main Street, Akron, Ohio 44308. Within the time period required by the SEC, FirstEnergy will post on its website any substantive amendment to the Code of Conduct and any waiver applicable to an executive officer of FET.

Insider Trading Practice

As of December 31, 2024, FET and the FET Subsidiaries had no employees, and all of FET executive officers are employees of FESC, a direct, wholly owned subsidiary of FE. FE has adopted the Insider Trading Practice that applies to its directors, officers, employees, consultants, and contractors and its subsidiaries, as well as FE itself. FE believes that the Insider Trading Practice is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of FE’s securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Practice is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

All FET executive officers are employees of FESC, a direct, wholly owned subsidiary of FE, and officers of FE. FET, as well as other FE subsidiaries, are party to a service agreement with FESC, pursuant to which FESC provides corporate, administrative, management, and other services to us. In addition to providing services to us, each of our executive officers devotes a significant portion of his time to work for FE and other FE subsidiaries.

FET has not paid any compensation to our executive officers since inception and have no plans to do so in the future. FET executive officers are compensated by FESC for the performance of their duties as officers of FE and its affiliates, including FET. Because the services performed by these officers in their capacities as such are not performed exclusively for us, FESC does not segregate and identify the portion of the officers’ services that are provided to us and services provided to FirstEnergy. Accordingly, FET reimburses FESC specifically for the cost of providing all corporate, administrative, management and other services to us, which costs would include a portion of the salaries and benefits that are paid to our executive officers by FESC. Our executive officers may participate in employee benefit plans and arrangements sponsored by FE, including plans that may be established by FE in the future. The FET Board does not review any of the compensation decisions made by FE with regard to compensation of our executive officers.

For additional information, refer to the discussion under the heading “Agreements with FirstEnergy - Service Agreement” in Item 13,“Certain Relationships and Related Transactions."

Director Compensation

The A&R FET LLC Agreement provides that the FET Board is authorized to determine Director compensation, if any. FET has paid no compensation to members of the FET Board since inception and have no plans to do so in the future.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 27, 2025, FE held 50.1% of our issued and outstanding membership interests and Brookfield held 49.9% of such interests.

The following table sets forth information regarding the beneficial ownership (as beneficial ownership is defined in Rule 13d-3 under the Exchange Act) of FET’s membership interests as of December 31, 2024 by:

•Each person who beneficially owns more than 5% of our membership interests;
•Each member of the FET Board;
•Each of our named executive officers; and
•All of our directors and executive officers as a group.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated membership interests. According to the rules adopted by the SEC, a person “beneficially owns” securities if the person has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise.

Name and Address of Beneficial Holder (1)	Percentage of Limited Liability Company Interests Beneficially Owned
FirstEnergy Corp. (2)	50.1%
North American Transmission Company II L.P.(3)	49.9%
Mark D. Mroczynski	—%
Jason J. Lisowski	—%
Joseph M. Storsin, Jr	—%
Natalie Hadad	—%
Jeff Rosenthal	—%
Wade Smith	—%
Toby Thomas	—%

(1) Except as otherwise indicated, the address for the beneficial owners listed is c/o FirstEnergy Transmission, LLC, 5001 NASA Blvd., Fairmont, West Virginia 26554.
(2) The FE Board has voting and dispositive power over the units. The FE Board is composed of more than three individuals who have authority over the voting and disposition of the units. The business address is FirstEnergy Corp., 76 S. Main Street, Akron, Ohio. In connection with the PA Consolidation, the Class B equity interests of MAIT were contributed by FE to FET. In exchange, FE received a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.
(3) Brookfield Super-Core Infrastructure Partners GP LLC, a Delaware limited liability company (“General Partner”), is the general partner of North American Transmission Company II L.P. (“NATC”). Brookfield Corporation, a corporation formed under the laws of the Province of Ontario, Canada, is the ultimate parent of NATC. BAM Partners Trust (the “BAM Partnership”), a trust formed under the laws of the Province of Ontario, Canada, holds all of the class B limited voting shares of Brookfield (the “Brookfield Class B Shares”). The trustee of the BAM Partnership is BAM Class B Partners Inc., an Ontario corporation. The Brookfield Class B Shares entitle the holders thereof to appoint one half of the board of directors of Brookfield, as a class. The principal business address of NATC and Brookfield is 181 Bay Street, Suite 100, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

FET does not have securities listed on a national securities exchange and is not required to have independent directors.

Agreements with FirstEnergy

FET is party to several agreements with FirstEnergy, which holds 50.1% of our outstanding membership interests as of December 31, 2024.

Service Agreement

FET, as well as other subsidiaries of FE, are party to a service agreement with FESC, pursuant to which FESC provides services to us and other subsidiaries of FE. Among other things, FESC provides us with basic operating services including, but not limited to, executive services, accounting and finance, internal auditing, risk management, human resources, corporate affairs, corporate communications, information technology, policy and compliance, records management, and legal services. FET may also request additional services from FESC, such as operations management, construction, maintenance, asset oversight, customer service, rates and regulatory affairs, environmental, corporate real estate, strategic planning and operations, business development, and investment management. For the years ended December 31, 2024, 2023 and 2022, FET compensated FESC an aggregate amount of approximately $228 million, $217 million and $202 million, respectively, for services provided under the service agreement.

Money Pool Agreement

The FET Subsidiaries have entered into a money pool agreement which provides for the ability to borrow from each other and FE to meet short-term working capital requirements. FESC administers this money pool and tracks surplus funds of FE and the respective regulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreement must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from the regulated pool and is based on the average cost of funds available through the money pool.

Ground Leases

Two of FET’s subsidiaries, ATSI and MAIT, had ground lease expense transactions with affiliated companies of $25 million for the years ended December 31, 2024, 2023 and 2022.

ATSI has a ground lease with the Ohio Companies and FE PA under an operating lease agreement. Land use is rented to ATSI under the terms and conditions of a ground lease. the Ohio Companies and FE PA reserve the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair ATSI’s ability to satisfy its service obligations. Additional uses of such land for ATSI’s facilities requires prior written approval from the applicable operating companies. ATSI purchases directly any new property acquired for transmission use. ATSI makes fixed quarterly lease payments.

MAIT has a ground lease with FE PA under an operating lease agreement. FE PA reserves the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair MAIT’s ability to satisfy its service obligations. Additional uses of such land for MAIT’s facilities requires prior written approval from the applicable operating company. MAIT purchases directly any new property acquired for transmission use. MAIT makes variable quarterly lease payments through January 1, 2043, unless terminated prior to maturity, or extended by MAIT for up to two additional successive periods of 25 years each and one successive term of 24 years.

Mutual Assistance Agreement

FET entered into a mutual assistance agreement with other subsidiaries of FE, pursuant to which FET and the other subsidiaries of FE are able to request and receive non-power goods and services from one another consistent with the terms and conditions of the agreement. For the years ended December 31, 2024, 2023 and 2022, FET compensated subsidiaries of FE an aggregate amount of approximately $88 million, $123 million and $66 million, respectively, for goods and services provided under the mutual assistance agreement.

Income Tax Allocation Agreement

FET has entered into an income tax allocation agreement with our subsidiaries that sets forth the terms for allocating the consolidated tax liability of the FET consolidated federal income tax group, reimbursing FET for payment of such tax liability, and compensating any member of the group for use of its tax losses or credits. FET, as the parent company of the FET consolidated federal income tax group, is responsible for filing the consolidated federal income tax return of the group. FET and its subsidiaries also continue to be a party to a similar tax allocation agreement with FE with respect to certain state combined return groups and for the tax periods (or the portion thereof) prior to March 25, 2024.

Fourth Amended and Restated Limited Liability Company Agreement

FE and Brookfield are party to the A&R FET LLC Agreement, which was entered into as of March 25, 2024 in connection with the FET Equity Interest Sale. The A&R FET LLC Agreement establishes the general framework for managing FET, including the relationship between FE and Brookfield as members of FET, and confers certain governance rights to Brookfield so long as certain requisite ownership percentages are maintained. The A&R FET LLC Agreement also includes provisions relating to the resolution of disputes and to address deadlocks.

Related Person Policies and Procedures

The A&R FET LLC Agreement sets forth certain procedures to be followed in the event of affiliate transactions that may occur between FET and its subsidiaries, on the one hand, the FE Outside Group, on the other. The A&R FET LLC Agreement requires that such affiliate transactions be entered into and carried out in a manner that, except as may be required by any applicable law, is (i) consistent with past practices and the corporate allocation and affiliate transaction policies of the FE Outside Group and FET and its subsidiaries in effect at such time, (ii) on commercially reasonable terms and conditions, and (iii) in accordance with the requirements of any applicable law. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

As a consolidated VIE of FE, FET does not have a separate audit committee. Instead, since FET was a subsidiary of FE without SEC reporting obligations at the time the services were approved, the FE Audit Committee fulfilled the audit committee function for FET as it relates to the pre-approval of 2023 and 2024 audit and non-audit services and fees by the independent auditor. As such, all audit and non-audit services provided by the independent auditor to FET in 2023 and 2024 were pre-approved by the FE Audit Committee consistent with its duly adopted pre-approval policies and procedures.

The FE Audit Committee has considered whether any non-audit services rendered by the independent registered public accounting firm are compatible with maintaining its independence. The FE Audit Committee, in accordance with its charter and in compliance with all applicable legal and regulatory requirements, has a policy under which the independent registered public accounting firm cannot be engaged to perform non-audit services that are prohibited by NYSE and SEC requirements. The charter further requires advance approval by the Chair of the FE Audit Committee, upon the recommendation of the Vice President, Controller and Chief Accounting Officer, for any engagement of the independent registered public accounting firm to perform other audit-related or any non-audit services. Such approved engagement is then presented to the FE Audit Committee at its next regularly scheduled meeting. All audit and non-audit services provided by PricewaterhouseCoopers LLP in 2024 and 2023 were pre-approved.
The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP as well as additional professional and other services, the cost of which may ultimately be allocated to these companies though not billed directly to them.

	For the Years Ended December 31,
	2024	2023
	(In thousands)
Audit Fees(1)	$2,936	$1,485
Tax Fees(2)	110	110

Total Fees	$3,046	$1,595

(1) Professional services rendered for the audits of FET and the FET Subsidiaries annual financial statements, and for services in connection with statutory and regulatory filings and engagements, including comfort letters for financings. The 2024 audit fees also include additional audit services to support the registration of FET with the SEC during 2024.
(2) Tax fees in 2024 and 2023 were primarily related to the performance of tax services related to the FET equity interest sales.
PART IV
ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report on Form 10-K:
1. Financial Statements:
The financial statements filed as a part of this report for FirstEnergy Transmission LLC. are listed under Item 8, "Financial Statements and Supplementary Data," herein.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238) for FirstEnergy Transmission LLC is listed under Item 8, "Financial Statements and Supplementary Data," herein.
2. Financial Statement Schedules:

Reports of Independent Registered Public Accounting Firm as to Schedules are included herein on page 37.

Schedule I — Condensed Financial Information of Parent (FirstEnergy Transmission, LLC) at December 31, 2024 and 2023 and for the Years Ended December 31, 2024, 2023, and 2022 are included herein on page 69.

Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

3. Exhibits

Exhibit Number
3.1		Certificate of Formation, as amended, of FirstEnergy Transmission, LLC (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 3.1, File No. 333-282554).
3.2		Fourth Amended and Restated Limited Liability Company Agreement of FirstEnergy Transmission, LLC (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 3.2, File No. 333-282554).
4.1
Indenture, dated May 19, 2014, by and between FirstEnergy Transmission, LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.1, File No. 333-282554).

4.2
First Supplemental Indenture, dated as of October 4, 2024, to Indenture dated May 19, 2014, by and between FirstEnergy Transmission, LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.2, File No. 333-282554).

4.3
Registration Rights Agreement, dated as of September 5, 2024, among FirstEnergy Transmission, LLC and BofA Securities, Inc., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the initial purchasers of the Senior Notes due 2030 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.3, File No. 333-282554).

4.4
Registration Rights Agreement, dated as of September 5, 2024, among FirstEnergy Transmission, LLC and BofA Securities, Inc., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the initial purchasers of the Senior Notes due 2035 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.4, File No. 333-282554).

4.5
Officer’s Certificate, dated as of September 5, 2024, under the Indenture, dated as of May 19, 2014, with respect to the Senior Notes due 2030 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.5, File No. 333-282554).

4.6
Officer’s Certificate, dated as of September 5, 2024, under the Indenture, dated as of May 19, 2014, with respect to the Senior Notes due 2035 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.6, File No. 333-282554).

4.7		Form of 4.550% Senior Note due 2030 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.7, File No. 333-282554).
4.8		Form of 5.000% Senior Note due 2035 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.8, File No. 333-282554).
10.1
Credit Agreement, dated as of October 18, 2021, by and among FirstEnergy Corp., FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 10.1, File No. 333-282554).

10.2
Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, by and among FirstEnergy Corp., FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FET's Form S-4/A filed December 16, 2024, Exhibit 10.2, File No. 333-282554).

10.3
Amendment No. 2 and Consent and Limited Waiver to Credit Agreement, dated as of October 20, 2023, by and among FirstEnergy Corp., FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 10.3, File No. 333-282554).

10.4
Credit Agreement, dated as of October 20, 2023, by and among FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 10.4, File No. 333-282554).

10.5
Service Agreement, dated as of January 1, 2024, by and between FirstEnergy Transmission, LLC, each of the associate companies listed on the signature pages thereto, and FirstEnergy Service Company (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 10.5, File No. 333-282554).

10.6
Second Revised, Amended and Restated Mutual Assistance Agreement, dated as of January 1, 2024, by and among certain subsidiaries of FirstEnergy Corp. listed on the signature pages thereto (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 10.6, File No. 333-282554).

19	(A)	Insider Trading Practice
21	(A)	List of Subsidiaries of the Registrant at December 31, 2024.
31.1	(A)	Certification of principal executive officer, pursuant to Rule 13a-14(a).
31.2	(A)	Certification of principal financial officer, pursuant to Rule 13a-14(a).

Exhibit Number
32	(A)	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. §1350.

101		The following materials from the Annual Report on Form 10-K for FirstEnergy Transmission, LLC for the period ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vi) document and entity information.
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

(A)		Provided herein in electronic format as an exhibit.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FET has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but hereby agrees to furnish to the SEC on request any such documents.

ITEM 16.     FORM 10-K SUMMARY
None.

SCHEDULE I

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
FIRSTENERGY TRANSMISSION, LLC
CONDENSED STATEMENTS OF INCOME
	For the Years Ended December 31,
(In millions)	2024	2023	2022

Operating revenues	$—	$—	$—
Operating expenses from affiliates	1	—	—
Operating expenses	—	1	—
Operating loss	(1)	(1)	—

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	513	440	369
Interest income from affiliates	—	8	44
Interest expense from affiliates	(1)	(10)	(49)
Interest expense - other	(114)	(89)	(89)
Other	3	—	—
Total other income	401	349	275

INCOME BEFORE INCOME TAX EXPENSE (BENEFITS)	400	348	275

INCOME TAX EXPENSE (BENEFITS)	1	(21)	(19)

NET INCOME	$399	$369	$294

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
FIRSTENERGY TRANSMISSION, LLC
CONDENSED BALANCE SHEETS

(In millions)	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Receivables - affiliated companies	$—	$2
Notes receivables from affiliated companies	—	—
Total current assets	—	2

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Investment in subsidiaries	5,810	4,563
Accumulated deferred income tax benefits	5	38
Other	6	5
	5,821	4,606
TOTAL ASSETS	$5,821	$4,608

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings - other	$300	$—
Short-term borrowings - affiliated companies	—	178
Accounts payable - affiliated companies	—	2
Accrued taxes	1	1
Accrued interest	32	32
Other	1	—
	$334	$213

LONG-TERM DEBT	2,177	1,986

EQUITY:
Members' equity	2,250	2,250
Retained earnings	282	159
Total members' equity	2,532	2,409
Special purpose membership interest	778	—
TOTAL EQUITY	3,310	2,409

TOTAL LIABILITIES AND EQUITY	$5,821	$4,608

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
FIRSTENERGY TRANSMISSION, LLC
CONDENSED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2024	2023	2022

NET CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES	$265	$114	$212

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(300)	(275)	(240)
Loans with affiliated companies, net	—	1,514	(1,086)
Net cash provided from (used for) investing activities	(300)	1,239	(1,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	800	—	—
Short-term borrowings - affiliated companies, net	300	177	—
Redemptions and Repayments
Long-term debt	(600)	—	—
Short-term borrowings - net	(177)	—	—
Capital contribution from Brookfield	—	—	9
Proceeds from FET minority interest sale, net of transaction costs	—	—	2,348
Equity contribution from parent	—	—	61
Distribution payments	(276)	(1,527)	(1,304)
Other	(12)	(3)	—
Net cash provided from (used for) financing activities	35	(1,353)	1,114

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash distributions and dividends received from consolidated subsidiaries	$344	$202	$276

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
FIRSTENERGY TRANSMISSION, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

FET is a holding company that primarily conducts its business operations through its subsidiaries. FET has accounted for its subsidiaries using the equity method. These financial statements are presented on a condensed basis. FET financial statements should be read in conjunction with the consolidated financial statements.

On January 1, 2024, FE PA, as successor-in-interest to PN and ME, transferred their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT. As of March 25, 2024, FET owns 100% of MAIT’s equity interests (Class A and Class B).

NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY

Please see Note 8, "Short-Term Borrowings and Bank Lines of Credit" of the audited consolidated annual financial statements for a description and details of short-term debt and liquidity needs of FET.

NOTE 3 – LONG-TERM OBLIGATIONS

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following table presents outstanding long-term debt and other long-term obligations for FirstEnergy Transmission, LLC (parent company only) as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31,
	Maturity Date	Interest Rate	2024	2023
			(In millions)
Unsecured notes - fixed rate	2028-2049	2.87%-5.45%	$2,200	$2,000
Unamortized debt premiums/discounts			(3)	(2)
Unamortized debt issuance costs			(20)	(12)
Total long-term debt and other long-term obligations			$2,177	$1,986

The following table presents scheduled debt repayments for outstanding long-term debt excluding unamortized debt discounts and premiums, for the next five years as of December 31, 2024:

(In millions)	2025	2026	2027	2028	2029
Scheduled debt repayments	$—	$—	$—	$500	$—

NOTE 4 – COMMITMENTS, GUARANTEES AND CONTINGENCIES

Please see Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY TRANSMISSION LLC.
BY:	/s/ Mark D. Mroczynski
Mark D. Mroczynski
President
Date: February 27, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

FIRSTENERGY TRANSMISSION LLC.

/s/ Mark D. Mroczynski
Mark D. Mroczynski
President
(Principal Executive Officer)

/s/ Joseph M. Storsin, Jr	/s/ Jason J. Lisowski
Joseph M. Storsin, Jr	Jason J. Lisowski
Vice President, Finance	Vice President, Controller and Director
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Natalie Hadad	/s/ A. Wade Smith
Natalie Hadad	A. Wade Smith
Director	Director

/s/ Jeff Rosenthal	/s/ Toby L. Thomas
Jeff Rosenthal	Toby L. Thomas
Director	Director

Date: February 27, 2025