Form 10-Q
period 2025-03-31
FirstEnergy Transmission, LLC
filed 2025-05-07
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐

Accelerated Filer	☐

Non-accelerated Filer	☑

Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Not applicable.

FirstEnergy Transmission, LLC Website

FirstEnergy Transmission, LLC’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and all other documents filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through the "Investors" page of FirstEnergy’s website at www.firstenergycorp.com. These documents are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms may be used in these financial statements to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, an Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a Pennsylvania electric utility subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, a consolidated VIE of FE and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH and Valley Link
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries, including FET
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a transmission subsidiary of FET
ME	Metropolitan Edison Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, an Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, an Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a transmission subsidiary of FET
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, Dominion High Voltage MidAtlantic, Inc., and Transource Energy, LLC, on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link that will develop, construct, own, operate and maintain the transmission projects awarded by PJM
WP	West Penn Power Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in these financial statements:
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
Credit Facilities	Collectively, the FET Revolving Facility and the ATSI, MAIT and TrAIL revolving facilities as amended through October 20, 2023
Dominion HV	Dominion High Voltage MidAtlantic, Inc., an affiliate of Virginia Electric and Power Company
EEI	The Edison Electric Institute
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET, as of March 25, 2024
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET’s five-year syndicated revolving credit facility, dated as of October 20, 2023
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Accounting Principles Generally Accepted in the U.S.
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
NERC	North American Electric Reliability Corporation
OCC	Ohio Consumers' Counsel
OPEB	Other Postemployment Benefits
PJM	PJM Interconnection, LLC
PJM Region	Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RTEP	Regional Transmission Expansion Plan
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service

SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, an affiliate of American Electric Power Company, Inc.
U.S.	United States
Valley Link LLCA	Amended and Restated Operating Agreement of Valley Link
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

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
•the risks and uncertainties associated with litigation, arbitration, mediation and similar proceedings, particularly regarding FE’s HB 6 and related matters;
•variations in weather conditions, such as mild seasonal weather variations and severe weather (including events caused, or exacerbated, by climate change, such as wildfires, hurricanes, floodings, droughts, high wind events and extreme heat events) and other natural disasters, which may result in increased restoration expenses or material liability and negatively affect future operating results;
•the potential liabilities and increased costs arising from regulatory actions or outcomes in response to severe weather conditions and other natural disasters;
•changes in national and regional economic conditions, including recession, volatile interest rates, inflationary pressure, supply chain disruptions, higher fuel costs and workforce impacts, affecting the FET Subsidiaries and other counterparties with which they do business;
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
•changes to environmental laws and regulations, including, but not limited to, federal and state related to climate change, and potential changes to such laws and regulations as a result of the U.S. presidential administration;
•legislative and regulatory developments, including, but not limited to, matters related to rates, transmission planning, compliance and enforcement activity, cybersecurity, climate change, and diversity, equity and inclusion;
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
•our dependence on FE and its affiliates, including FESC, for employees and key personnel; and
•the risks and other factors discussed in this prospectus and in our financial statements and other similar factors.

v

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025, (b) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, and (c) other factors discussed herein and in FET's other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, or assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. We expressly disclaim any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2025	2024

REVENUES:
Revenues from non-affiliates	$464	$414
Revenues from affiliates	4	4
Total revenues	468	418

OPERATING EXPENSES:
Other operating expenses(1)	91	72
Provision for depreciation	87	77
Amortization of regulatory assets, net	1	1
General taxes	73	69
Total operating expenses	252	219

OPERATING INCOME	216	199

OTHER INCOME (EXPENSE):
Interest income from affiliates	2	1
Miscellaneous income (expense), net	2	(2)
Interest expense - other	(70)	(58)
Interest expense - affiliate	(1)	(5)
Capitalized financing costs	16	12
Total other expense	(51)	(52)

INCOME BEFORE INCOME TAXES	165	147

INCOME TAXES	37	57

NET INCOME	$128	$90

Income attributable to noncontrolling interest	19	18

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$109	$72

(1) During the three months ended March 31, 2025 and 2024, $104 million and $92 million, respectively, of affiliated operating expenses were incurred, a portion of which is capitalized.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$8
Receivables-
Affiliated companies	2	23
Other	97	94
Notes receivable from affiliated companies	208	197
Prepaid taxes and other	21	22
	335	344
PROPERTY, PLANT AND EQUIPMENT:
In service	12,995	12,894
Less — Accumulated provision for depreciation	2,661	2,596
	10,334	10,298
Construction work in progress	1,082	914
	11,416	11,212
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	19	19
Regulatory assets	24	18
Property taxes	210	289
Operating lease right-of-use asset(1)	412	412
Other	50	47
	939	1,009
TOTAL ASSETS	$12,690	$12,565
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$625	$625
Short-term borrowings-
Affiliated companies	47	2
Other	385	300
Accounts payable - Affiliated companies	153	142
Accrued taxes	314	306
Accrued interest	70	68
Other	15	15
	1,609	1,458
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	5,240	5,239
Accumulated deferred income taxes	1,436	1,412
Property taxes	140	289
Regulatory liabilities	463	442
Noncurrent operating lease obligation(2)	405	406
Other	9	9
	7,693	7,797
TOTAL LIABILITIES	9,302	9,255

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	345	286
Total members' equity	2,595	2,536
Noncontrolling interest	793	774
TOTAL EQUITY	3,388	3,310

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 7)

TOTAL LIABILITIES AND EQUITY	$12,690	$12,565
(1) Includes $409 million as of March 31, 2025 and $410 million as of December 31, 2024 associated with affiliated leases.
(2) Includes $404 million as of March 31, 2025 and December 31, 2024 associated with affiliated leases.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2025
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2025	$2,250	$286	$2,536	$774	$3,310
Net income	—	109	109	19	128
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2025	$2,250	$345	$2,595	$793	$3,388

	For the Three Months Ended March 31, 2024
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2024	$2,250	$159	$2,409	$766	$3,175
Net income	—	72	72	18	90
Cash distribution declared	—	(45)	(45)	—	(45)
Balance, March 31, 2024	$2,250	$186	$2,436	$784	$3,220

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128	$90
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	88	76
Deferred income taxes and investment tax credits, net	19	66
Allowance for equity funds used during construction	(12)	(8)
Transmission revenue collections, net	29	40
Changes in current assets and liabilities-
Receivables	18	(35)
Prepaid taxes and other current assets	1	(3)
Accounts payable	32	(22)
Accrued taxes	(62)	(53)
Accrued interest	2	(1)
Other current liabilities	—	(6)
Other	—	4
Net cash provided from operating activities	243	148

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(287)	(236)
Loans with affiliated companies, net	(11)	(44)
Asset removal costs	(24)	(23)
Other	(1)	—
Net cash used for investing activities	(323)	(303)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	150
Short-term borrowings, net	130	307
Redemptions and repayments-
Short-term borrowings - affiliated companies, net	—	(255)
Distribution payments	(50)	(45)
Other	(1)	(1)
Net cash provided from financing activities	79	156

Net change in cash and cash equivalents	(1)	1
Cash and cash equivalents, at beginning of period	8	76
Cash and cash equivalents, at end of period	$7	$77

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$108	$90

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Unless otherwise indicated, defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Terms.

FET, a consolidated VIE of FE, is the parent of the FET Subsidiaries and PATH. In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” or subject to FERC jurisdiction. FET and its non-affiliated joint venture partner are completing the process of terminating the PATH corporate entities. Through its subsidiaries, FET owns high-voltage transmission facilities in PJM, which consist of 12,520 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Ohio, Pennsylvania, West Virginia, Maryland and Virginia. FET plans, operates, and maintains its transmission system in accordance with NERC reliability standards and other applicable regulatory requirements. In addition, FET and its subsidiaries comply with the regulations, orders, policies and practices prescribed by FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC.

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
On May 31, 2022, Brookfield acquired 19.9% of the issued and outstanding membership interests of FET. On March 25, 2024, Brookfield acquired an additional incremental 30% equity interest in FET. As a result of the closing of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET. FET continues to be consolidated in FirstEnergy’s financial statements. Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE entered into the A&R FET LLC Agreement, which amended and restated in its entirety the Third Amended and Restated Limited Liability Company Agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, as of the closing, the FET Board consists of five directors, two of whom are appointed by Brookfield and three of whom are appointed by FE.

FET and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC. The accompanying interim financial statements as of March 31, 2025, and the three months ended March 31, 2025 and 2024 are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The December 31, 2024 Consolidated Balance Sheets were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

FET and its subsidiaries have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2024.

FET and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FET and its subsidiaries consolidate a VIE (MAIT) when it is determined to be a primary beneficiary. Investments in affiliates over which FET and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FET's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income.

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

The U.S. presidential administration has announced the imposition of widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.
Capitalized Financing Costs

For the three months ended March 31, 2025 and 2024, capitalized financing costs on FET’s Consolidated Statements of Income include $12 million and $8 million, respectively, of allowance for equity funds used during construction and $4 million and $4 million, respectively, of capitalized interest.
Investments

Valley Link - On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM. As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of March 31, 2025, and December 31, 2024, there were no investment balances recorded on FET’s Consolidated Balance Sheets.

On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of (i) approximately 260 miles of 765-kV transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia. The total cost of these projects is estimated to be approximately $3.0 billion with FET’s estimated share will be approximately $1.020 billion.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FET is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FET's ownership interest in PATH-WV is subject to the equity method of accounting. As of March 31, 2025 and December 31, 2024, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a distribution.

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
New Accounting Pronouncements

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB has not yet been adopted. Unless otherwise indicated, FET and its subsidiaries are currently assessing the impact such guidance may have on its financial statements and disclosures, as well as the potential to early adopt where applicable. FET and its subsidiaries have assessed other FASB issuances of new standards not described below based upon the current expectation that such new standards will not significantly impact FET and its subsidiaries’ financial reporting.

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

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (Issued in November 2024 and subsequently updated within ASU 2025-01): ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public companies for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is permitted to be applied prospectively, and comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply the new standard retrospectively to any or all prior periods presented in the financial statements.

2. REVENUE

FET and its subsidiaries account for revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three months ended March 31, 2025 and 2024, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Three Months Ended March 31,
	2025	2024
	(In millions)
ATSI	$263	$243
TrAIL	70	67
MAIT	131	104
Total Revenue from Contracts with Customers	464	414
Other revenue unrelated to contracts with customers	4	4
Total revenues	$468	$418

3. INCOME TAXES
FET and its subsidiaries’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2025 and 2024. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following table reconciles the effective income tax rate to the federal income tax statutory rate for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Income before income taxes	$165	$147
Federal income tax expense at the 21% statutory rate	$35	$31
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	7	7
AFUDC equity and other flow-through	(3)	(2)
Taxes related to the FET Equity Interest Sale, net	—	23
Excess deferred tax amortization	(1)	(1)
Other, net	(1)	(1)
Total income taxes	$37	$57
Effective income tax rate	22.4%	38.8%

In the first quarter of 2024, FET recognized an income tax charge of approximately $23 million relating to the FET Equity Interest Sale.

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

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comments. FET is assessing the proposed regulations but continues to believe that it is more likely than not it will be subject to AMT, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations, as well as potential future federal tax legislation, could significantly change FET’s AMT estimates or the conclusion as to whether it is an AMT payer at all. Although FET and its subsidiaries constitute a separate federal consolidated tax group, as described above, because FET is a majority-owned subsidiary of FE, the AMT may be applicable to FET and its subsidiaries. Additionally, the regulatory treatment of the impacts of the IRA of 2022 may also be subject to regulation by FERC. Any adverse development in the IRA of 2022, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FET's or its subsidiaries' cash flows, results of operations, and financial condition.

4. FAIR VALUE MEASUREMENTS

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FET believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes net unamortized debt issuance costs, premiums and discounts as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In millions)
Carrying value	$5,900	$5,900
Fair value	$5,616	$5,522

The fair values of long-term debt reflects the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries. FET and the FET Subsidiaries classified short-term borrowings and long-term debt as Level 2 in the fair value hierarchy as of March 31, 2025, and December 31, 2024.

On April 16, 2025, TrAIL issued $600 million of senior notes due 2031 at 5.00%. Proceeds are expected to be used to redeem senior notes that will be coming due in 2025 and repay short-term borrowings, as well as to fund capital investments, working capital and other corporate purposes.

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

The following shows the carrying amounts and classification of the MAIT assets and liabilities included in the consolidated financial statements as of March 31, 2025, and December 31, 2024. Amounts exclude intercompany balances which were eliminated in consolidation. FET has not provided any guarantees or other credit support for the benefit of MAIT or MAIT’s creditors.

Assets	March 31, 2025	December 31, 2024
	(In millions)
Receivables	$31	$32
Notes receivable from affiliated companies	—	5
Prepaid taxes and other current assets	1	2
Total current assets	32	39
Property, plant and equipment, net	3,678	3,558
Goodwill	224	224
Regulatory assets	24	18
Operating lease right-of-use asset	1	1
Other noncurrent assets	14	14
Total noncurrent assets	3,941	3,815
TOTAL ASSETS	$3,973	$3,854

Liabilities	March 31, 2025	December 31, 2024
	(In millions)
Short-term borrowings	$45	$—
Accounts payable	91	90
Accrued interest	21	11
Accrued taxes	6	7
Other current liabilities	8	8
Total current liabilities	171	116
Long-term debt and other long-term obligations	1,276	1,276
Accumulated deferred income taxes	380	366
Other noncurrent liabilities	2	2
Total noncurrent liabilities	1,658	1,644
TOTAL LIABILITIES	$1,829	$1,760

6. REGULATORY MATTERS

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FET reclassified certain transmission capital assets to operating expenses for the audit period. FET fully recovered approximately $91 million of the above costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024 and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024 and January 13, 2025, the FERC Office of Enforcement issued further data requests related to a matter unrelated to FET, to which FirstEnergy responded. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have a material adverse effect on the FET Subsidiaries' financial conditions, result of operations, and cash flows.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP rates, but not from the Duke and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke and AEP also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. The deadline to file for review at the Supreme Court of the U.S is June 25, 2025.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries' transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the “Transmission ROE Incentive” matter described above, ATSI is collecting the ROE incentive adder subject to refund.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in PJM. The FET Subsidiaries and the other transmission utilities in Ohio and PJM filed comments.

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy together with the PJM transmission owners filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries, however, whether this lawsuit moves forward could have a material impact on FET’s transmission capital investment strategy.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the construction work in progress rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. FERC is expected to issue an initial order by May 13, 2025.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications, which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of March 31, 2025 was $31 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Surety Bonds(1)	$25
LOCs	6
Total Guarantees and Other Assurances	$31
(1) Surety Bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET has posted $6 million of collateral, in the form of LOCs, as of March 31, 2025.

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

OTHER LEGAL PROCEEDINGS

There are various lawsuits, claims and proceedings related to FET's normal business operations pending against FET or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FET or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 6, "Regulatory Matters," of the Notes to Consolidated Financial Statements.

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
8. TRANSACTIONS WITH AFFILIATES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the three months ended March 31, 2025 and 2024, are as follows:

	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues	$4	$4

Other operating expenses:
Ground lease expense	6	6
FESC support services (1)	65	58
Other affiliate support services (1)	33	28
Interest income	2	1
Interest expense	1	5
(1) Includes amounts capitalized.

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

As regulated money pool participants, the FET Subsidiaries have the ability to borrow from each other, regulated affiliates and the FE holding company to meet their short-term working capital requirements. FET had a similar but separate arrangement with FE's unregulated money pool participants. As of June 1, 2024, FET is no longer participating in the unregulated money pool. Affiliated company notes receivables and payables related to the money pool are reported as "Notes receivable from affiliated companies" or "Short-term borrowings - affiliated companies" on the Consolidated Balance Sheets. Affiliate accounts receivable and accounts payable balances relate to intercompany transactions that have not yet settled through the money pool.

FET and its subsidiaries are parties to an intercompany income tax allocation agreement with FirstEnergy that provides for the allocation of consolidated tax liabilities. For periods subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries no longer are members of the FirstEnergy consolidated group for federal income tax purposes and, instead, will file their own consolidated federal income tax return and have their own income tax allocation agreement. See Note 3, "Income Taxes," of the Notes to Consolidated Financial Statements for additional information.
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $3 million as of March 31, 2025 and 2024.
FET presents FE’s ownership of FET’s special purpose membership interest net assets and net income as NCI, which is included as a component of equity on FET’s Consolidated Balance Sheets.
ATSI has a ground lease with the Ohio Companies and FE PA under an operating lease agreement. Land use is rented to ATSI under the terms and conditions of a ground lease. ATSI, the Ohio Companies and FE PA reserve the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair ATSI's ability to satisfy its service obligations. Additional uses of such land for ATSI's facilities requires prior written approval from the applicable operating companies. ATSI purchases directly any new property acquired for transmission use. ATSI makes fixed quarterly lease payments for the ground lease through December 31, 2049, unless terminated prior to maturity, or extended by ATSI for up to 10 additional successive periods of 50 years each.
MAIT has a ground lease with FE PA under an operating lease agreement. FE PA reserves the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair MAIT's ability to satisfy its service obligations. Additional uses of such land for MAIT's facilities require prior written approval from the applicable operating company. MAIT purchases directly any new property acquired for transmission use. MAIT makes variable quarterly lease payments through January 1, 2043, unless terminated prior to maturity, or extended by MAIT for up to two additional successive periods of 25 years each and one successive term of 24 years.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY TRANSMISSION, LLC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The FET Subsidiaries, together with PJM, plan, operate and maintain their transmission systems in accordance with the reliability standards developed by NERC and approved by FERC to ensure reliable service to customers. The business strategy for the FET Subsidiaries’ transmission systems is to operate, maintain and invest in transmission infrastructure to continue to ensure system integrity and reliability and to prudently manage expenses, capital expenditures and regulatory compliance.

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

RESULTS OF OPERATIONS
Summary of Results of Operations — First Quarter 2025 Compared with First Quarter 2024

FET Financial results for the first quarter of 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
(In millions)	2025	2024	Change
Revenues:
Revenue from non-affiliates	$464	$414	$50
Revenue from affiliates	4	4	—
Total Revenues	468	418	50

Operating Expenses:
Other operating expenses	91	72	19
Provision for depreciation	87	77	10
Amortization of regulatory assets, net	1	1	—
General taxes	73	69	4
Total Operating Expenses	252	219	33

Other Income (Expense):
Interest income from affiliates	2	1	1
Miscellaneous income (expense), net	2	(2)	4
Interest expense - other	(70)	(58)	(12)
Interest expense - affiliates	(1)	(5)	4
Capitalized financing costs	16	12	4
Total Other Expense	(51)	(52)	1

Income taxes	37	57	(20)

Income attributable to noncontrolling interest	19	18	1

Earnings Attributable to FirstEnergy Transmission, LLC	$109	$72	$37

Results of Operations

Earnings attributable to FET increased by $37 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated capital investments that increased rate base and the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024, partially offset by the elimination of the 50 basis point adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025.

Revenues

Total revenues increased by $50 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to a higher rate base and recovery of higher transmission operating expenses, partially offset by the result of the Sixth Circuit ruling eliminating the 50 basis point adder associated with ATSI’s RTO membership. Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	2025	2024	Change
		(In millions)
ATSI	$268	$248	$20
TrAIL	71	68	3
MAIT	132	105	27
Intercompany Eliminations	(3)	(3)	—
Total Consolidated Revenues	$468	$418	$50

Operating Expenses

Total operating expenses increased by $33 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher depreciation and property tax expenses from a higher asset base as well as higher operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses decreased by $1 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher capitalized financing costs and the absence of a prior year non-recoverable charge recorded in the first quarter of 2024 partially offset by higher interest expenses from new debt issuances since the first quarter of 2024.

Income Taxes

FET's effective tax rate for the three months ended March 31, 2025 and 2024, was 22.4% and 38.8%, respectively. The decrease in the effective tax rate is primarily due to the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024.

REGULATORY ASSETS AND LIABILITIES

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. The FET Subsidiaries net their regulatory assets and liabilities based on federal jurisdictions.

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

The following table provides information about the composition of net regulatory assets and liabilities as of March 31, 2025, and December 31, 2024, and the changes during the three months ended March 31, 2025:

Net Regulatory Assets (Liabilities) by Source	March 31, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(577)	$(582)	$5
Asset removal costs	20	9	11
Deferred transmission costs	88	117	(29)
MISO exit fee	25	26	(1)
Vegetation management costs	5	6	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(439)	$(424)	$(15)

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

Deferred transmission costs - Reflects differences between revenues earned based on actual costs for the FET Subsidiaries' formula transmission rates and the amounts billed, which amounts are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods.

MISO exit fee - Relates to the recovery of certain costs from the transfer of control of ATSI's transmission assets from MISO to PJM (amortized though 2030).

Vegetation management costs - Relates to regulatory assets associated with the recovery of certain transmission vegetation management costs at ATSI (amortized through 2030).

All regulatory assets earn a current return as of March 31, 2025 and December 31, 2024.

CAPITAL RESOURCES AND LIQUIDITY

FET expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations. FET and the FET Subsidiaries' business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and distribution payments.

The payment of distributions is reviewed by FET's senior management on an ongoing basis. They review earnings, cash, capital structures, restrictions and expected ongoing cash and earnings prior to a distribution recommendation being made for consideration and authorization by the FET Board. Additionally, so long as FE holds the FET special purpose membership interests in MAIT, it will receive 100% of any Class B distributions made by MAIT.

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

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

The U.S. presidential administration has announced the imposition of widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

As of March 31, 2025, FET's net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, short-term borrowings, accounts payable and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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
•ATSI, MAIT and TrAIL $850 million revolving credit facility.

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

FET had $432 million and $302 million of outstanding short-term borrowings as of March 31, 2025 and December 31, 2024, respectively. FET’s available liquidity from external sources as of April 28, 2025, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2029	$1,000	$615
ATSI, MAIT and TrAIL	October 2028	850	844
	Subtotal	$1,850	$1,459
Cash and cash equivalents		—	7
	Total	$1,850	$1,466

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
ATSI(1)	$500	$350	38.8%
FET	N/A	1,000	65.0%
MAIT(1)	400	350	38.2%
TrAIL(1)	400	150	38.9%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Credit Facilities and against the borrowers' borrowing sublimit. As of March 31, 2025, FET and the FET Subsidiaries had $6 million in outstanding LOCs.

Revolving Credit Facility	LOC Availability as of March 31, 2025	LOC Utilized as of March 31, 2025
	(In millions)
FET	$100	$—
ATSI, MAIT and TrAIL	200	6

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

As of March 31, 2025, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Credit Facilities. FET could issue debt of approximately $3.9 billion, or incur a reduction of equity of approximately $1.3 billion and would remain within the limitations of the financial covenant requirements as defined under the Credit Facilities.

FirstEnergy Money Pools

As regulated money pool participants, the FET Subsidiaries have the ability to borrow from each other, regulated affiliates and FE to meet their short-term working capital requirements. As of March 31, 2024, FET had a similar but separate arrangement with FE's unregulated money pool participants, however, effective June 1, 2024, FET is no longer participating in the unregulated money pool.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2024
For the Three Months Ended March 31,	4.93%	6.32%	7.08%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and the FET Subsidiaries' credit ratings as of April 28, 2025:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit/Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FET	A-	Baa2	BBB+	—	—	—	BBB+	Baa2	BBB+	P	S	S
ATSI	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
MAIT	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
TrAIL	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
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

Cash Requirements and Commitments

FET has certain obligations and commitments to make future payments under contracts. For an in-depth discussion of FET’s cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FET’s Form 10-K for the year ended December 31, 2024 (filed on February 27, 2025).

Changes in Cash Position

As of March 31, 2025, FET had $7 million of cash and cash equivalents as compared to $8 million of cash and cash equivalents as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Three Months Ended March 31,
(In millions)	2025	2024	Change

Net cash provided from operating activities	$243	$148	$95
Net cash used for investing activities	(323)	(303)	(20)
Net cash provided from financing activities	79	156	(77)
Net change in cash and cash equivalents	(1)	1	(2)

Cash and cash equivalents, at beginning of period	8	76	(68)
Cash and cash equivalents, at end of period	$7	$77	$(70)

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

Net cash provided from operating activities was $243 million and $148 million in the first three months of 2025 and 2024, respectively. The increase in cash provided from operating activities in 2025, compared to the same period of 2024, is primarily due to increased revenue due to higher rate base and increased working capital due to the timing of account receivable receipts and account payables disbursements during the quarter.

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2025 principally represented cash used for capital investments. The following table summarizes investing activities for the first three months of 2025 and 2024:

	For the Three Months Ended March 31,
Investing Activities	2025	2024	Change
	(In millions)
Capital investments	$(287)	$(236)	$(51)
Loans with affiliated companies, net	(11)	(44)	33
Asset removal costs	(24)	(23)	(1)
Other	(1)	—	(1)
	$(323)	$(303)	$(20)

Cash used for investing activities for the first three months of 2025 increased $20 million, compared to the same period of 2024, primarily due to capital investments.

Cash Flows From Financing Activities

In the first three months of 2025 and 2024, net cash provided from financing activities was $79 million and $156 million, respectively. The following table summarizes financing activities for the first three months of 2025 and 2024:

	For the Three Months Ended March 31,
Financing Activities	2025	2024	Change
	(In millions)

New financing-
Long-term debt	$—	$150	$(150)
Short-term borrowings, net	130	307	(177)
Redemptions and repayments-
Short-term borrowings - affiliated companies, net	—	(255)	255
Distribution payments	(50)	(45)	(5)
Other	(1)	(1)	—
	$79	$156	$(77)

On April 16, 2025, TrAIL issued $600 million of senior notes due 2031 at 5.00%. Proceeds are expected to be used to redeem senior notes that will be coming due in 2025 and repay short-term borrowings, as well as to fund capital investments, working capital and other corporate purposes.

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
GUARANTEES AND OTHER ASSURANCES
FET has various financial and performance guarantees and indemnifications, which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of March 31, 2025 was $31 million. See Note 7, “Commitments, guarantees and contingencies,” of the Notes to Consolidated Financial Statements for more information.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET has posted $6 million of collateral, in the form of LOCs, as of March 31, 2025.
MARKET RISK INFORMATION

FET and the FET Subsidiaries' exposure to fluctuations in market interest rates is reduced since all long-term debt has fixed interest rates. FET and the FET Subsidiaries are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

The U.S. presidential administration has announced the imposition of widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.
CREDIT RISK

Credit risk is the risk that FET would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FET maintains risk policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. FET has concentrations of suppliers and counterparties. These concentrations may impact FET's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

OUTLOOK

    INCOME TAXES

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comments. FET is assessing the proposed regulations but continues to believe that it is more likely than not it will be subject to AMT, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations, as well as potential future federal tax legislation, could significantly change FET’s AMT estimates or the conclusion as to whether it is an AMT payer at all. Although FET and its subsidiaries constitute a separate federal consolidated tax group, as described above, because FET is a majority-owned subsidiary of FE, the AMT may be applicable to FET and its subsidiaries. Additionally, the regulatory treatment of the impacts of the IRA of 2022 may also be subject to regulation by FERC. Any adverse development in the IRA of 2022, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FET's or its subsidiaries' cash flows, results of operations, and financial condition.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FET reclassified certain transmission capital assets to operating expenses for the audit period. FET fully recovered approximately $91 million of the above costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024 and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024 and January 13, 2025, the FERC Office of Enforcement issued further data requests related to a matter unrelated to FET, to which FirstEnergy responded. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have a material adverse effect on the FET Subsidiaries' financial conditions, result of operations, and cash flows.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP rates, but not from the Duke and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke and AEP also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. The deadline to file for review at the Supreme Court of the U.S is June 25, 2025.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries' transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the “Transmission ROE Incentive” matter described above, ATSI is collecting the ROE incentive adder subject to refund.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in PJM. The FET Subsidiaries and the other transmission utilities in Ohio and PJM filed comments.

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy together with the PJM transmission owners filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries, however, whether this lawsuit moves forward could have a material impact on FET’s transmission capital investment strategy.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the construction work in progress rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. FERC is expected to issue an initial order by May 13, 2025.

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

OTHER LEGAL PROCEEDINGS

There are various lawsuits, claims and proceedings related to FET's normal business operations pending against FET or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FET or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 6, "Regulatory Matters," of the Notes to Consolidated Financial Statements.

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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “FirstEnergy Transmission, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information” in Item 2 above.
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based on that evaluation, the principal executive officer and principal financial officer of FET have concluded that its disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 6, “Regulatory Matters,” and Note 7, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FET’s Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect FET’s business, financial condition or future results.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Trading Arrangements

Not Applicable

ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	10.1	Amended and Restated Operating Agreement of Valley Link Transmission Company, LLC
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Transmission, LLC for the period ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
(A) Provided herein in electronic format as an exhibit.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FET has not filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but hereby agrees to furnish to the SEC on request any such documents.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 7, 2025

FIRSTENERGY TRANSMISSION, LLC
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Director
(Principal Financial Officer and Principal Accounting Officer)