Form 10-Q
period 2025-06-30
FirstEnergy Transmission, LLC
filed 2025-08-08
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

GLOSSARY OF TERMS
The following abbreviations and acronyms may be used in these financial statements to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, an Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a Pennsylvania electric utility subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, a consolidated VIE of FE and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH and Valley Link
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries, including FET
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a transmission subsidiary of FET
ME	Metropolitan Edison Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, an Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric power company subsidiary of FE
PN	Pennsylvania Electric Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, an Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a transmission subsidiary of FET
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, Dominion High Voltage MidAtlantic, Inc., and Transource Energy, LLC, on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link that will develop, construct, own, operate and maintain the transmission projects awarded by PJM

The following abbreviations and acronyms may be used to identify frequently used terms in these financial statements:
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
Credit Facilities	Collectively, the FET Revolving Facility and the ATSI, MAIT and TrAIL revolving facilities as amended through October 20, 2023
CWIP	Construction work in progress
Dominion HV	Dominion High Voltage MidAtlantic, Inc., an affiliate of Virginia Electric and Power Company
EEI	The Edison Electric Institute
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET, as of March 25, 2024
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET’s five-year syndicated revolving credit facility, dated as of October 20, 2023
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Accounting Principles Generally Accepted in the U.S.
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
NERC	North American Electric Reliability Corporation
OBBBA	One Big Beautiful Bill Act, as signed into law on July 4, 2025
OCC	Ohio Consumers' Counsel
OPEB	Other Postemployment Benefits
PJM	PJM Interconnection, LLC
PJM Region	Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RTEP	Regional Transmission Expansion Plan
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, an affiliate of American Electric Power Company, Inc.
U.S.	United States
Valley Link LLCA	Amended and Restated Operating Agreement of Valley Link
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

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
•changes to environmental laws and regulations, including, but not limited to, federal and state related to climate change, and potential changes to such laws and regulations;
•legislative and regulatory developments, including, but not limited to, matters related to rates, transmission planning, compliance and enforcement activity, cybersecurity, climate change, and equity and inclusion;
•changes in the FET Subsidiaries’ customers’ demand for power, including, but not limited to, economic conditions, the impact of climate change, and emerging technology, particularly with respect to data centers, electrification, energy storage and distributed sources of generation;
•the impact of changes to significant accounting policies;
•the impact of any changes in tax laws or regulations, including, but not limited to, the IRA, the OBBBA, or adverse tax audit results or rulings and potential changes to such laws and regulations;
•future actions that may be taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity;
•issues concerning the stability of domestic and foreign financial institutions and counterparties with which we do business;
•our dependence on FE and its affiliates, including FESC, for employees and key personnel; and
•the risks and other factors discussed in this Form 10-Q and in our financial statements and other similar factors.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025, (b) Item 2. Management’s Discussion
v

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

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

REVENUES:
Revenues from non-affiliates	$430	$440	$894	$854
Revenues from affiliates	5	5	9	9
Total revenues	435	445	903	863

OPERATING EXPENSES:
Other operating expenses(1)	67	82	158	154
Provision for depreciation	87	80	174	157
Amortization of regulatory assets, net	2	2	3	3
General taxes	74	70	147	139
Total operating expenses	230	234	482	453

OPERATING INCOME	205	211	421	410

OTHER INCOME (EXPENSE):
Interest income from affiliates	7	2	9	3
Miscellaneous income, net	—	3	2	1
Interest expense - other	(76)	(66)	(146)	(124)
Interest expense - affiliate	(1)	(2)	(2)	(7)
Capitalized financing costs	18	14	34	26
Total other expense	(52)	(49)	(103)	(101)

INCOME BEFORE INCOME TAXES	153	162	318	309

INCOME TAXES	35	39	72	96

NET INCOME	$118	$123	$246	$213

Income attributable to noncontrolling interest	18	17	37	35

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$100	$106	$209	$178

(1) Includes affiliated operating expenses of $45 million and $46 million for the three months ended June 30, 2025 and 2024, respectively, and $97 million and $91 million for the six months ended June 30, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91	$8
Receivables-
Affiliated companies	2	23
Other	93	94
Notes receivable from affiliated companies	337	197
Prepaid taxes and other	30	22
	553	344
PROPERTY, PLANT AND EQUIPMENT:
In service	13,228	12,894
Less — Accumulated provision for depreciation	2,710	2,596
	10,518	10,298
Construction work in progress	1,262	914
	11,780	11,212
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	19	19
Regulatory assets	7	18
Property taxes	140	289
Operating lease right-of-use asset(1)	412	412
Other	35	47
	837	1,009
TOTAL ASSETS	$13,170	$12,565
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$75	$625
Short-term borrowings-
Affiliated companies	2	2
Other	400	300
Accounts payable - Affiliated companies	145	142
Accrued taxes	299	306
Accrued interest	79	68
Other	14	15
	1,014	1,458
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	6,184	5,239
Accumulated deferred income taxes	1,458	1,412
Property taxes	140	289
Regulatory liabilities	504	442
Noncurrent operating lease obligation(2)	405	406
Other	9	9
	8,700	7,797
TOTAL LIABILITIES	9,714	9,255

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	395	286
Total members' equity	2,645	2,536
Noncontrolling interest	811	774
TOTAL EQUITY	3,456	3,310

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 7)

TOTAL LIABILITIES AND EQUITY	$13,170	$12,565
(1) Includes $409 million as of June 30, 2025 and $410 million as of December 31, 2024 associated with affiliated leases.
(2) Includes $404 million as June 30, 2025 and December 31, 2024 associated with affiliated leases.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2025
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2025	$2,250	$286	$2,536	$774	$3,310
Net income	—	109	109	19	128
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2025	$2,250	$345	$2,595	$793	$3,388
Net income	—	100	100	18	118
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, June 30, 2025	$2,250	$395	$2,645	$811	$3,456

	For the Six Months Ended June 30, 2024
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2024	$2,250	$159	$2,409	$766	$3,175
Net income	—	72	72	18	90
Cash distribution declared	—	(45)	(45)	—	(45)
Balance, March 31, 2024	$2,250	$186	$2,436	$784	$3,220
Net income	—	106	106	17	123
Cash distribution declared	—	(30)	(30)	—	(30)
Balance, June 30, 2024	$2,250	$262	$2,512	$801	$3,313

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$246	$213
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	177	158
Deferred income taxes and investment tax credits, net	35	116
Allowance for equity funds used during construction	(26)	(16)
Transmission revenue collections, net	90	51
Changes in current assets and liabilities-
Receivables	22	(20)
Prepaid taxes and other current assets	(8)	3
Accounts payable	24	5
Accrued taxes	(7)	33
Accrued interest	11	6
Other current liabilities	(1)	(8)
Other	11	—
Net cash provided from operating activities	574	541

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(692)	(538)
Loans with affiliated companies, net	(140)	(194)
Asset removal costs	(50)	(37)
Other	(2)	—
Net cash used for investing activities	(884)	(769)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,025	400
Short-term borrowings, net	100	215
Redemptions and repayments-
Long-term debt	(625)	—
Short-term borrowings - affiliated companies, net	—	(377)
Distribution payments	(100)	(75)
Other	(7)	(2)
Net cash provided from financing activities	393	161

Net change in cash and cash equivalents	83	(67)
Cash and cash equivalents, at beginning of period	8	76
Cash and cash equivalents, at end of period	$91	$9

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$111	$82

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

FET and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC. The accompanying interim financial statements as of June 30, 2025, and the three and six months ended June 30, 2025 and 2024 are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The December 31, 2024 Consolidated Balance Sheets were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The U.S. presidential administration has announced the imposition of widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s cash flow and financial condition.
Capitalized Financing Costs

For the three months ended June 30, 2025 and 2024, capitalized financing costs on FET’s Consolidated Statements of Income include $14 million and $9 million, respectively, of allowance for equity funds used during construction and $4 million and $5 million, respectively, of capitalized interest.

For the six months ended June 30, 2025 and 2024, capitalized financing costs on FET’s Consolidated Statements of Income include $26 million and $17 million, respectively, of allowance for equity funds used during construction and $8 million and $9 million, respectively, of capitalized interest.
Investments

Valley Link - On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM. As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of June 30, 2025, and December 31, 2024, there were no investment balances recorded on FET’s Consolidated Balance Sheets.

On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of (i) approximately 260 miles of 765-kV transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia. The total cost of these projects is estimated to be approximately $3.0 billion with FET’s estimated share will be approximately $1.02 billion.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FET is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FET's ownership interest in PATH-WV is subject to the equity method of accounting. As of June 30, 2025 and December 31, 2024, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a distribution.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and six months ended June 30, 2025 and 2024, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
ATSI	$256	$262	$519	$504
TrAIL	61	71	131	138
MAIT	113	110	244	214
PATH	—	(2)	—	(2)
Total Revenue from Contracts with Customers	430	441	894	854
Other revenue unrelated to contracts with customers	5	4	9	9
Total revenues	$435	$445	$903	$863

3. INCOME TAXES
FET and its subsidiaries’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2025 and 2024. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following table reconciles the effective income tax rate to the federal income tax statutory rate for the six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Income before income taxes	$153	$162	$318	$309
Federal income tax expense at the 21% statutory rate	$32	$34	$67	$65
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	7	7	14	14
AFUDC equity and other flow-through	(4)	(3)	(6)	(6)
Taxes related to the FET Equity Interest Sale, net	—	—	—	23
Excess deferred tax amortization	(1)	(1)	(2)	(1)
Other, net	1	2	(1)	1
Total income taxes	$35	$39	$72	$96
Effective income tax rate	22.9%	24.1%	22.6%	31.1%

In the first quarter of 2024, FET recognized an income tax charge of approximately $23 million relating to the FET Equity Interest Sale.

In May 2022, FET elected corporate status for federal income tax purposes, whereas previously it had been treated as a disregarded entity. FET and its subsidiaries’ consolidated financial statements include its allocated amount of current and deferred tax expense for all years presented. FET and its subsidiaries are parties to an intercompany income tax allocation agreement with FirstEnergy that provides for the allocation of consolidated tax liabilities. For periods subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries no longer are members of the FirstEnergy consolidated group for federal income tax purposes and, instead, will file their own consolidated federal income tax return and have their own income tax allocation agreement.

On July 4, 2025, President Trump signed into law the OBBBA, which, among other things, makes permanent certain corporate tax incentives that were set to expire in the TCJA and terminates tax credits for most wind and solar projects placed in service after 2027. Because many of the provisions of the TCJA will be continued under the OBBBA, and as FET is not materially impacted by tax incentives associated with wind and solar projects, FET does not expect to be materially impacted by the OBBBA.

The OBBBA does not significantly change corporate AMT requirements previously enacted in the IRA and, therefore, FET continues to believe that it is more likely than not that it will be subject to corporate AMT; however, the future issuance of the U.S. Treasury’s final AMT regulations as well as additional future federal tax legislation or presidential executive orders could significantly change FET’s AMT estimates or its conclusions as to whether it is an AMT payer. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FET’s cash flows, results of operations and financial condition.

4. FAIR VALUE MEASUREMENTS

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FET believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes net unamortized debt issuance costs, premiums and discounts as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In millions)
Carrying value	$6,300	$5,900
Fair value	$6,055	$5,522

The fair value of long-term debt reflects the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries. FET and the FET Subsidiaries classified short-term borrowings and long-term debt as Level 2 in the fair value hierarchy as of June 30, 2025, and December 31, 2024.

FET had the following issuances and redemptions during the six months ended June 30, 2025:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
TrAIL	Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
Issuances
TrAIL	Senior Unsecured	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that became due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
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

The following shows the carrying amounts and classification of the MAIT assets and liabilities included in the consolidated financial statements as of June 30, 2025, and December 31, 2024. Amounts exclude intercompany balances which were eliminated in consolidation. FET has not provided any guarantees or other credit support for the benefit of MAIT or MAIT’s creditors.

Assets	June 30, 2025	December 31, 2024
	(In millions)
Receivables	$33	$32
Notes receivable from affiliated companies	22	5
Prepaid taxes and other current assets	1	2
Total current assets	56	39
Property, plant and equipment, net	3,874	3,558
Goodwill	224	224
Regulatory assets	7	18
Operating lease right-of-use asset	1	1
Other noncurrent assets	7	14
Total noncurrent assets	4,113	3,815
TOTAL ASSETS	$4,169	$3,854

Liabilities	June 30, 2025	December 31, 2024
	(In millions)
Accounts payable	$78	$90
Accrued interest	11	11
Accrued taxes	4	7
Other current liabilities	8	8
Total current liabilities	101	116
Long-term debt and other long-term obligations	1,476	1,276
Accumulated deferred income taxes	396	366
Other noncurrent liabilities	2	2
Total noncurrent liabilities	1,874	1,644
TOTAL LIABILITIES	$1,975	$1,760

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the FET Subsidiaries. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that the FET Subsidiaries operate are located within RFC’s footprint. FET actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies, including the FET Subsidiaries, in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On July 17, 2025, Duke Energy Ohio, Inc. filed a brief in support of ATSI’s application for review with the Supreme Court of the U.S.

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

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, if approved as submitted, would make ATSI and PE each eligible to recover 50% of the project costs incurred prior to the requested effective date, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management. No interventions or protests have been filed with FERC. ATSI and PE expect that FERC will rule on the application by the requested September 10, 2025, effective date.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications, which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of June 30, 2025 was $39 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Surety Bonds(1)	$26
LOCs	13
Total Guarantees and Other Assurances	$39
(1) Surety Bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET has posted $13 million of collateral, in the form of LOCs, as of June 30, 2025.

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
8. TRANSACTIONS WITH AFFILIATES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the three and six months ended June 30, 2025 and 2024, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues	$5	$5	$9	$9

Other operating expenses:
Ground lease expense	6	7	12	13
FESC support services (1)	58	53	123	111
Other affiliate support services (1)	31	26	64	54
Interest income	7	2	9	3
Interest expense	1	2	2	7
(1) Includes amounts capitalized of $50 million and $40 million for the three months ended June 30, 2025 and 2024, respectively, and $102 million and $87 million for the six months ended June 30, 2025 and 2024, respectively.

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
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $6 million and $5 million for the six months ended June 30, 2025 and 2024, respectively.
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

Energize365

A robust plan for customer-focused growth, Energize365, FET’s transmission investment plan, is the centerpiece of its regulated transmission capital investment strategy that aims to utilize all investments to support its strategic priorities including clean energy, improving grid reliability and resiliency and supporting the clean energy transition. Through the Energize365 program, FET expects to spend approximately $8.6 billion in system-wide capital investments from 2025 through 2029. FET believes there is a continued long-term pipeline of investment opportunities for its existing transmission infrastructure beyond those identified through 2029.

RESULTS OF OPERATIONS
Summary of Results of Operations — Second Quarter 2025 Compared with Second Quarter 2024

FET financial results for the second quarter of 2025 and 2024 were as follows:

	For the Three Months Ended June 30,
(In millions)	2025	2024	Change
Revenues:
Revenue from non-affiliates	$430	$440	$(10)
Revenue from affiliates	5	5	—
Total Revenues	435	445	(10)

Operating Expenses:
Other operating expenses	67	82	(15)
Provision for depreciation	87	80	7
Amortization of regulatory assets, net	2	2	—
General taxes	74	70	4
Total Operating Expenses	230	234	(4)

Other Income (Expense):
Interest income from affiliates	7	2	5
Miscellaneous income, net	—	3	(3)
Interest expense - other	(76)	(66)	(10)
Interest expense - affiliates	(1)	(2)	1
Capitalized financing costs	18	14	4
Total Other Expense	(52)	(49)	(3)

Income taxes	35	39	(4)

Income attributable to noncontrolling interest	18	17	1

Earnings Attributable to FirstEnergy Transmission, LLC	$100	$106	$(6)

Results of Operations— Second Quarter of 2025 Compared with Second Quarter of 2024

Earnings attributable to FET decreased by $6 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to true-up adjustments from the annual forward looking transmission rate filings and the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, partially offset by higher revenues from regulated capital investments that increased rate base.

Revenues

Total revenues decreased by $10 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to true-up adjustments from the annual forward looking transmission rate filings and the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, partially offset by a higher rate base.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended June 30,
Revenues by Transmission Asset Owner	2025	2024	Change
		(In millions)
ATSI	$261	$266	$(5)
TrAIL	62	72	(10)
MAIT	114	111	3
Other	—	(2)	2
Intercompany Eliminations	(2)	(2)	—
Total Consolidated Revenues	$435	$445	$(10)

Operating Expenses

Total operating expenses decreased by $4 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to increased construction support and lower maintenance work, partially offset by higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses increased by $3 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to interest expenses from debt issuances since the second quarter of 2024, partially offset by higher capitalized financing costs.

Income Taxes

FET's effective tax rate for the three months ended June 30, 2025 and 2024, was 22.9% and 24.1%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

Summary of Results of Operations — First Six Months of 2025 Compared with First Six Months of 2024

FET financial results for the first six months of 2025 and 2024 were as follows:

	For the Six Months Ended June 30,
(In millions)	2025	2024	Change
Revenues:
Revenue from non-affiliates	$894	$854	$40
Revenue from affiliates	9	9	—
Total Revenues	903	863	40

Operating Expenses:
Other operating expenses	158	154	4
Provision for depreciation	174	157	17
Amortization of regulatory assets, net	3	3	—
General taxes	147	139	8
Total Operating Expenses	482	453	29

Other Income (Expense):
Interest income from affiliates	9	3	6
Miscellaneous income, net	2	1	1
Interest expense - other	(146)	(124)	(22)
Interest expense - affiliates	(2)	(7)	5
Capitalized financing costs	34	26	8
Total Other Expense	(103)	(101)	(2)

Income taxes	72	96	(24)

Income attributable to noncontrolling interest	37	35	2

Earnings Attributable to FirstEnergy Transmission, LLC	$209	$178	$31

Results of Operations— First Six Months of 2025 Compared with First Six Months of 2024

Earnings attributable to FET increased by $31 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated capital investments that increased rate base and the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024, partially offset by the expected elimination of the 50 basis point adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025 and true-up adjustments from the annual forward looking transmission rate filings.

Revenues

Total revenues increased by $40 million in the first six months of 2025, as compared to the same period of 2024, primarily due to a higher rate base and recovery of higher transmission operating expenses, partially offset by the expected elimination of the 50 basis point adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025 and true-up adjustments from the annual forward looking transmission rate filings.

Revenues by transmission asset owner are shown in the following table:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2025	2024	Change
		(In millions)
ATSI	$529	$514	$15
TrAIL	133	140	(7)
MAIT	246	216	30
Other	—	(2)	2
Intercompany Eliminations	(5)	(5)	—
Total Consolidated Revenues	$903	$863	$40

Operating Expenses

Total operating expenses increased by $29 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher depreciation and property tax expenses from a higher asset base, as well as higher material and contractor spend, partially offset by increased construction support and lower maintenance work. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses increased by $2 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from debt issuances since the second quarter of 2024, partially offset by higher capitalized financing costs and the absence of a prior year non-recoverable charge recorded in the first quarter of 2024.

Income Taxes

FET's effective tax rate for the six months ended June 30, 2025 and 2024, was 22.6% and 31.1% respectively. The decrease in the effective tax rate is primarily due to the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024.
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

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2025, and December 31, 2024, and the changes during the six months ended June 30, 2025:

Net Regulatory Assets (Liabilities) by Source	June 30, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(571)	$(582)	$11
Asset removal costs	19	9	10
Deferred transmission costs	27	117	(90)
MISO exit fee(1)	23	26	(3)
Vegetation management costs(1)	5	6	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(497)	$(424)	$(73)
(1) These regulatory assets do not earn a current return, but they are currently being recovered by rates.

The following is a description of the regulatory assets and liabilities described above:

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to federal and state tax rate changes such as the TCJA and Pennsylvania House Bill 1342. These amounts are being amortized over the period in which the related deferred tax assets reverse, which is generally over the expected life of the underlying asset.

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

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s cash flow and financial condition.

As of June 30, 2025, FET's net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, short-term borrowings, accounts payable and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FET had $402 million and $302 million of outstanding short-term borrowings as of June 30, 2025 and December 31, 2024, respectively. FET’s available liquidity from external sources as of July 28, 2025, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2029	$1,000	$575
ATSI, MAIT and TrAIL	October 2028	850	837
	Subtotal	$1,850	$1,412
Cash and cash equivalents		—	8
	Total	$1,850	$1,420

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
ATSI(1)	$500	$350	41.2%
FET	N/A	1,000	65.9%
MAIT(1)	400	350	40.3%
TrAIL(1)	400	150	38.4%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Credit Facilities and against the borrowers' borrowing sublimit. As of June 30, 2025, FET and the FET Subsidiaries had $13 million in outstanding LOCs.

Revolving Credit Facility	LOC Availability as of June 30, 2025	LOC Utilized as of June 30, 2025
	(In millions)
FET	$100	$—
ATSI, MAIT and TrAIL	200	13

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

As of June 30, 2025, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Credit Facilities. FET, ATSI, MAIT, and TrAIL could issue debt of approximately $3.7 billion, $3.3 billion, $2.6 billion, and $1.2 billion, respectively, or incur a reduction of equity of approximately $1.2 billion, $1.8 billion, $1.4 billion, and $633 million, respectively, and would remain within the limitations of the financial covenant requirements as defined under the Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2024
For the Three Months Ended June 30,	4.72%	6.21%	6.69%
For the Six Months Ended June 30,	4.83%	6.26%	6.89%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and the FET Subsidiaries' credit ratings as of July 28, 2025:

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

Changes in Cash Position

As of June 30, 2025, FET had $91 million of cash and cash equivalents as compared to $8 million of cash and cash equivalents as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Six Months Ended June 30,
(In millions)	2025	2024	Change

Net cash provided from operating activities	$574	$541	$33
Net cash used for investing activities	(884)	(769)	(115)
Net cash provided from financing activities	393	161	232
Net change in cash and cash equivalents	83	(67)	150

Cash and cash equivalents, at beginning of period	8	76	(68)
Cash and cash equivalents, at end of period	$91	$9	$82

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

Net cash provided from operating activities was $574 million and $541 million in the first six months of 2025 and 2024, respectively. The increase in cash provided from operating activities in 2025, compared to the same period of 2024, is primarily due to increased revenue due to higher rate base and higher net transmission revenue collections based on the timing of formula rate collections.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2025 principally represented cash used for capital investments. The following table summarizes investing activities for the first six months of 2025 and 2024:

	For the Six Months Ended June 30,
Investing Activities	2025	2024	Change
	(In millions)
Capital investments	$692	$538	$154
Loans with affiliated companies, net	140	194	(54)
Asset removal costs	50	37	13
Other	2	—	2
Net cash used for investing activities	$884	$769	$115

Net cash used for investing activities for the first six months of 2025 increased $115 million, compared to the same period of 2024, primarily due to capital investments.

Cash Flows From Financing Activities

In the first six months of 2025 and 2024, net cash provided from financing activities was $393 million and $161 million, respectively. The following table summarizes financing activities for the first six months of 2025 and 2024:

	For the Six Months Ended June 30,
Financing Activities	2025	2024	Change
	(In millions)

New financing-
Long-term debt	$1,025	$400	$625
Short-term borrowings, net	100	215	(115)
Redemptions and repayments-
Long-term debt	(625)	—	(625)
Short-term borrowings - affiliated companies, net	—	(377)	377
Distribution payments	(100)	(75)	(25)
Other	(7)	(2)	(5)
Net cash provided from financing activities	$393	$161	$232

FET had the following issuances and redemptions during the six months ended June 30, 2025:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
TrAIL	Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
Issuances
TrAIL	Senior Unsecured	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that became due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.

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
GUARANTEES AND OTHER ASSURANCES
FET has various financial and performance guarantees and indemnifications, which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of June 30, 2025 was $39 million. See Note 7, “Commitments, guarantees and contingencies,” of the Notes to Consolidated Financial Statements for more information.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET has posted $13 million of collateral, in the form of LOCs, as of June 30, 2025.
MARKET RISK INFORMATION

FET and the FET Subsidiaries' exposure to fluctuations in market interest rates is reduced since all long-term debt has fixed interest rates. FET and the FET Subsidiaries are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on FET’s cash flow and financial condition.
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

OUTLOOK

    INCOME TAXES

On July 4, 2025, President Trump signed into law the OBBBA, which, among other things, makes permanent certain corporate tax incentives that were set to expire in the TCJA and terminates tax credits for most wind and solar projects placed in service after 2027. Because many of the provisions of the TCJA will be continued under the OBBBA, and as FET is not materially impacted by tax incentives associated with wind and solar projects, FET does not expect to be materially impacted by the OBBBA.

The OBBBA does not significantly change corporate AMT requirements previously enacted in the IRA and, therefore, FET continues to believe that it is more likely than not that it will be subject to corporate AMT; however, the future issuance of the U.S. Treasury’s final AMT regulations as well as additional future federal tax legislation or presidential executive orders could significantly change FET’s AMT estimates or its conclusions as to whether it is an AMT payer. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FET’s cash flows, results of operations and financial condition.

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the FET Subsidiaries. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that the FET Subsidiaries operate are located within RFC’s footprint. FET actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies, including the FET Subsidiaries, in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On July 17, 2025, Duke Energy Ohio, Inc. filed a brief in support of ATSI’s application for review with the Supreme Court of the U.S.

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

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, if approved as submitted, would make ATSI and PE each eligible to recover 50% of the project costs incurred prior to the requested effective date, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management. No interventions or protests have been filed with FERC. ATSI and PE expect that FERC will rule on the application by the requested September 10, 2025, effective date.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based on that evaluation, the principal executive officer and principal financial officer of FET have concluded that its disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Trading Arrangements

Not Applicable.
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Transmission, LLC for the period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
August 8, 2025

FIRSTENERGY TRANSMISSION, LLC
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Director
(Principal Financial Officer and Principal Accounting Officer)