Form 10-Q
period 2025-09-30
FirstEnergy Transmission, LLC
filed 2025-11-04
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

GLOSSARY OF TERMS
The following abbreviations and acronyms may be used in these financial statements to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, an Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a Pennsylvania electric utility subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC, a consolidated VIE of FE and the parent company of ATSI, MAIT and TrAIL, and having joint ventures in PATH and Valley Link
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries, including FET
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a transmission subsidiary of FET
ME	Metropolitan Edison Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, an Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric power company subsidiary of FE
PN	Pennsylvania Electric Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, an Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a transmission subsidiary of FET
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, Dominion High Voltage MidAtlantic, Inc., and Transource Energy, LLC, on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link - (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission, Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC - that will develop, construct, own, operate and maintain the transmission projects awarded by PJM

The following abbreviations and acronyms may be used to identify frequently used terms in these financial statements:
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
Credit Facilities	Collectively, the FET Revolving Facility and the ATSI, MAIT and TrAIL revolving facilities as amended through October 20, 2023
CWIP	Construction work in progress
Dominion HV	Dominion High Voltage MidAtlantic, Inc., an affiliate of Virginia Electric and Power Company
EEI	The Edison Electric Institute
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET, as of March 25, 2024
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET’s five-year syndicated revolving credit facility, dated as of October 20, 2023
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Accounting Principles Generally Accepted in the U.S.
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
NERC	North American Electric Reliability Corporation
OBBBA	One Big Beautiful Bill Act, as signed into law on July 4, 2025
OCC	Ohio Consumers' Counsel
OPEB	Other Postemployment Benefits
PJM	PJM Interconnection, LLC
PJM Region	Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RTEP	Regional Transmission Expansion Plan
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SEC	U.S. Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, an affiliate of American Electric Power Company, Inc.
U.S.	United States
Valley Link LLCA	Amended and Restated Operating Agreement of Valley Link
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27,
v

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

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024

REVENUES:
Revenues from non-affiliates	$460	$447	$1,354	$1,301
Revenues from affiliates	4	4	13	13
Total revenues	464	451	1,367	1,314

OPERATING EXPENSES:
Other operating expenses(1)	68	103	226	257
Provision for depreciation	88	82	262	239
Amortization of regulatory assets, net	1	1	4	4
General taxes	73	70	220	209
Total operating expenses	230	256	712	709

OPERATING INCOME	234	195	655	605

OTHER INCOME (EXPENSE):
Interest income from affiliates	3	4	12	7
Miscellaneous income (expense), net	(1)	4	1	5
Interest expense - other	(81)	(70)	(227)	(194)
Interest expense - affiliate	—	—	(2)	(7)
Capitalized financing costs	23	15	57	41
Total other expense	(56)	(47)	(159)	(148)

INCOME BEFORE INCOME TAXES (BENEFITS)	178	148	496	457

INCOME TAXES (BENEFITS)	(24)	37	48	133

NET INCOME	$202	$111	$448	$324

Income attributable to noncontrolling interest	21	17	58	52

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$181	$94	$390	$272

(1) Includes affiliated operating expenses of $46 million and $58 million for the three months ended September 30, 2025 and 2024, respectively, and $143 million and $149 million for the nine months ended September 30, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188	$8
Receivables-
Affiliated companies	3	23
Other	98	94
Notes receivable from affiliated companies	307	197
Prepaid taxes and other	45	22
	641	344
PROPERTY, PLANT AND EQUIPMENT:
In service	13,410	12,894
Less — Accumulated provision for depreciation	2,737	2,596
	10,673	10,298
Construction work in progress	1,455	914
	12,128	11,212
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	19	19
Regulatory assets	7	18
Property taxes	76	289
Operating lease right-of-use asset(1)	412	412
Other	35	47
	773	1,009
TOTAL ASSETS	$13,542	$12,565
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$75	$625
Short-term borrowings-
Affiliated companies	1	2
Other	280	300
Accounts payable - Affiliated companies	150	142
Accrued taxes	327	306
Accrued interest	78	68
Other	13	15
	924	1,458
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	6,629	5,239
Accumulated deferred income taxes	1,521	1,412
Property taxes	6	289
Regulatory liabilities	440	442
Noncurrent operating lease obligation(2)	405	406
Other	9	9
	9,010	7,797
TOTAL LIABILITIES	9,934	9,255

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	526	286
Total members' equity	2,776	2,536
Noncontrolling interest	832	774
TOTAL EQUITY	3,608	3,310

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 7)

TOTAL LIABILITIES AND EQUITY	$13,542	$12,565
(1) Includes $409 million as of September 30, 2025 and $410 million as of December 31, 2024 associated with affiliated leases.
(2) Includes $404 million as of September 30, 2025 and December 31, 2024 associated with affiliated leases.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2025
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2025	$2,250	$286	$2,536	$774	$3,310
Net income	—	109	109	19	128
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2025	$2,250	$345	$2,595	$793	$3,388
Net income	—	100	100	18	118
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, June 30, 2025	$2,250	$395	$2,645	$811	$3,456
Net income	—	181	181	21	202
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, September 30, 2025	$2,250	$526	$2,776	$832	$3,608

	For the Nine Months Ended September 30, 2024
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2024	$2,250	$159	$2,409	$766	$3,175
Net income	—	72	72	18	90
Cash distribution declared	—	(45)	(45)	—	(45)
Balance, March 31, 2024	$2,250	$186	$2,436	$784	$3,220
Net income	—	106	106	17	123
Cash distribution declared	—	(30)	(30)	—	(30)
Balance, June 30, 2024	$2,250	$262	$2,512	$801	$3,313
Net income	—	94	94	17	111
Cash distribution declared	—	(70)	(70)	—	(70)
Balance, September 30, 2024	$2,250	$286	$2,536	$818	$3,354

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$448	$324
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	266	240
Deferred income taxes and investment tax credits, net	7	162
Allowance for equity funds used during construction	(42)	(29)
Transmission revenue collections, net	124	64
Changes in current assets and liabilities-
Receivables	16	6
Prepaid taxes and other current assets	(23)	(1)
Accounts payable	23	122
Accrued taxes	(49)	(39)
Accrued interest	10	8
Other current liabilities	(1)	(6)
Other	16	(3)
Net cash provided from operating activities	795	848

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,083)	(808)
Loans with affiliated companies, net	(110)	(480)
Asset removal costs	(84)	(55)
Other	(4)	1
Net cash used for investing activities	(1,281)	(1,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,475	1,200
Redemptions and repayments-
Long-term debt	(625)	—
Short-term borrowings, net	(21)	(381)
Distribution payments	(150)	(145)
Other	(13)	(10)
Net cash provided from financing activities	666	664

Net change in cash and cash equivalents	180	170
Cash and cash equivalents, at beginning of period	8	76
Cash and cash equivalents, at end of period	$188	$246

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$117	$114

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

FET and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC. The accompanying interim financial statements as of September 30, 2025, and the three and nine months ended September 30, 2025 and 2024 are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The December 31, 2024 Consolidated Balance Sheets were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

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

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

The U.S. presidential administration has imposed widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars, and uncertainties associated with the same, could have an adverse effect on FET’s consolidated cash flow and financial condition.

Goodwill

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

No impairment of goodwill was indicated in 2025. A qualitative assessment was performed, assessing economic, industry and market considerations in addition to overall performance. Key factors used in the assessment included: growth rates, interest rates, expected investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of the reporting unit was, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
Capitalized Financing Costs

For the three months ended September 30, 2025 and 2024, capitalized financing costs on FET’s Consolidated Statements of Income include $16 million and $11 million, respectively, of allowance for equity funds used during construction and $7 million and $4 million, respectively, of capitalized interest.

For the nine months ended September 30, 2025 and 2024, capitalized financing costs on FET’s Consolidated Statements of Income include $42 million and $28 million, respectively, of allowance for equity funds used during construction and $15 million and $13 million, respectively, of capitalized interest.
Investments

Valley Link - On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM. As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of September 30, 2025, and December 31, 2024, there were no investment balances recorded on FET’s Consolidated Balance Sheets.

On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of: (i) approximately 260 miles of 765-kV transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia. The total cost of these projects is estimated to be approximately $3 billion with FET’s estimated share will be approximately $1 billion.
PATH-WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FET is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FET's ownership interest in PATH-WV is subject to the equity method of accounting. As of September 30, 2025 and December 31, 2024, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a distribution.

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

ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for public companies beginning with the annual reporting period after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted.

2. REVENUE

FET and its subsidiaries account for revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and nine months ended September 30, 2025 and 2024, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
ATSI	$273	$263	$792	$767
TrAIL	66	67	197	205
MAIT	121	117	365	331
Other	—	—	—	(2)
Total Revenue from Contracts with Customers	460	447	1,354	1,301
Other revenue unrelated to contracts with customers	4	4	13	13
Total revenues	$464	$451	$1,367	$1,314

3. INCOME TAXES

FET and its subsidiaries’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2025 and 2024. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following table reconciles the effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Income before income taxes (benefits)	$178	$148	$496	$457
Federal income tax expense at the 21% statutory rate	$37	$31	$104	$96
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	8	7	22	21
AFUDC equity and other flow-through	(4)	(2)	(10)	(7)
Taxes related to the FET Equity Interest Sale, net	—	—	—	23
Remeasurement of excess deferred income taxes	(70)	—	(70)	—
Excess deferred tax amortization	5	—	3	(1)
Other, net	—	1	(1)	1
Total income taxes (benefits)	$(24)	$37	$48	$133
Effective income tax rate	(13.5)%	25.0%	9.7%	29.1%

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

As a result of several IRS private letter rulings issued during 2024 to another taxpayer, FERC recently issued orders to a non-affiliate that concluded that certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FET determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected in the table above as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FET is in the process of making the appropriate updates in its annual formula rates for its impacted subsidiaries.

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

On September 30, 2025, the IRS issued additional guidance on the corporate AMT. FET is assessing this additional guidance and while it continues to believe, more likely than not, that it will be subject to corporate AMT, the additional guidance provides regulated utilities certain adjustments in calculating corporate AMT, which may reduce FET’s AMT estimates. Additionally, the future issuance of the U.S. Treasury’s revised proposed AMT regulations and, ultimately, the final AMT regulations, as well as additional future federal tax legislation or presidential executive orders could significantly change FET’s AMT estimates or its conclusions as to whether it is an AMT payer. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FET’s cash flows, results of operations and financial condition.
4. FAIR VALUE MEASUREMENTS

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FET believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes net unamortized debt issuance costs, premiums and discounts as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In millions)
Carrying value	$6,750	$5,900
Fair value	$6,572	$5,522

The fair value of long-term debt reflects the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries. FET and the FET Subsidiaries classified short-term borrowings and long-term debt as Level 2 in the fair value hierarchy as of September 30, 2025, and December 31, 2024.

FET had the following issuances and redemptions during the nine months ended September 30, 2025:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.

Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.

Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering.
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

The following shows the carrying amounts and classification of the MAIT assets and liabilities included in the consolidated financial statements as of September 30, 2025, and December 31, 2024. Amounts exclude intercompany balances which were eliminated in consolidation. FET has not provided any guarantees or other credit support for the benefit of MAIT or MAIT’s creditors.

Assets	September 30, 2025	December 31, 2024
	(In millions)
Cash and cash equivalents	$95	$—
Receivables	36	32
Notes receivable from affiliated companies	88	5
Prepaid taxes and other current assets	5	2
Total current assets	224	39
Property, plant and equipment, net	4,063	3,558
Goodwill	224	224
Regulatory assets	7	18
Operating lease right-of-use asset	1	1
Other noncurrent assets	7	14
Total noncurrent assets	4,302	3,815
TOTAL ASSETS	$4,526	$3,854

Liabilities	September 30, 2025	December 31, 2024
	(In millions)
Accounts payable	$86	$90
Accrued interest	23	11
Accrued taxes	5	7
Other current liabilities	9	8
Total current liabilities	123	116
Long-term debt and other long-term obligations	1,474	1,276
Accumulated deferred income taxes	422	366
Other noncurrent liabilities	3	2
Total noncurrent liabilities	1,899	1,644
TOTAL LIABILITIES	$2,022	$1,760

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio,

Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. The parties submitted their briefings and the case is pending before the Supreme Court of the U.S.

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

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and the other open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/generation facilities. The Energy Secretary advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The Energy Secretary requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the Energy Secretary’s directive for comment, and established November 28, 2025, as the deadline for all comments and replies thereto. FET is evaluating its options for participating in this proceeding and cannot predict the outcome of this proceeding.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications, which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of September 30, 2025 was $47 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Surety Bonds(1)	$34
LOCs	13
Total Guarantees and Other Assurances	$47
(1) Surety Bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $13 million of collateral, in the form of LOCs, as of September 30, 2025.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FET with regard to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While FET’s environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FET cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact its business, results of operations, cash flows and financial condition.

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
8. TRANSACTIONS WITH AFFILIATES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the three and nine months ended September 30, 2025 and 2024, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues	$4	$4	$13	$13

Other operating expenses:
Ground lease expense	6	6	18	19
FESC support services(1)	67	59	190	170
Other affiliate support services(1)	27	36	91	90
Interest income	3	4	12	7
Interest expense	—	—	2	7
(1) Includes amounts capitalized of $54 million and $43 million for the three months ended September 30, 2025 and 2024, respectively, and $156 million and $130 million for the nine months ended September 30, 2025 and 2024, respectively.

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
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $9 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively.
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

On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM. On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of: (i) approximately 260 miles of 765-kV transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia.

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

RESULTS OF OPERATIONS
Summary of Results of Operations — Third Quarter 2025 Compared with Third Quarter 2024

FET financial results for the third quarter of 2025 and 2024 were as follows:

	For the Three Months Ended September 30,
(In millions)	2025	2024	Change
Revenues:
Revenue from non-affiliates	$460	$447	$13
Revenue from affiliates	4	4	—
Total Revenues	464	451	13

Operating Expenses:
Other operating expenses	68	103	(35)
Provision for depreciation	88	82	6
Amortization of regulatory assets, net	1	1	—
General taxes	73	70	3
Total Operating Expenses	230	256	(26)

Other Income (Expense):
Interest income from affiliates	3	4	(1)
Miscellaneous income (expense), net	(1)	4	(5)
Interest expense - other	(81)	(70)	(11)
Interest expense - affiliates	—	—	—
Capitalized financing costs	23	15	8
Total Other Expense	(56)	(47)	(9)

Income taxes (benefits)	(24)	37	(61)

Income attributable to noncontrolling interest	21	17	4

Earnings Attributable to FirstEnergy Transmission, LLC	$181	$94	$87

Results of Operations— Third Quarter of 2025 Compared with Third Quarter of 2024

Earnings attributable to FET increased by $87 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes and higher revenues from regulated capital investments that increased rate base, partially offset by the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025.

Revenues

Total revenues increased by $13 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to higher rate base, partially offset by the recovery of lower operating expenses and the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended September 30,
Revenues by Transmission Asset Owner	2025	2024	Change
		(In millions)
ATSI	$278	$268	$10
TrAIL	68	69	(1)
MAIT	121	117	4
Intercompany Eliminations	(3)	(3)	—
Total Consolidated Revenues	$464	$451	$13

Operating Expenses

Total operating expenses decreased by $26 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to lower operating and maintenance expenses and the absence of an $11 million impairment charge associated with the Akron general office in the third quarter of 2024, partially offset by higher depreciation and property tax expenses from a higher asset base. Other than the impairment charge, nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expenses increased by $9 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from new long-term debt issuances, partially offset by higher capitalized financing costs.

Income Taxes

FET's effective tax rate for the three months ended September 30, 2025 and 2024, was (13.5)% and 25.0%, respectively. The decrease in the effective tax rate is primarily due to a tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.

Summary of Results of Operations — First Nine Months of 2025 Compared with First Nine Months of 2024

FET financial results for the first nine months of 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,
(In millions)	2025	2024	Change
Revenues:
Revenue from non-affiliates	$1,354	$1,301	$53
Revenue from affiliates	13	13	—
Total Revenues	1,367	1,314	53

Operating Expenses:
Other operating expenses	226	257	(31)
Provision for depreciation	262	239	23
Amortization of regulatory assets, net	4	4	—
General taxes	220	209	11
Total Operating Expenses	712	709	3

Other Income (Expense):
Interest income from affiliates	12	7	5
Miscellaneous income, net	1	5	(4)
Interest expense - other	(227)	(194)	(33)
Interest expense - affiliates	(2)	(7)	5
Capitalized financing costs	57	41	16
Total Other Expense	(159)	(148)	(11)

Income taxes	48	133	(85)

Income attributable to noncontrolling interest	58	52	6

Earnings Attributable to FirstEnergy Transmission, LLC	$390	$272	$118

Results of Operations— First Nine Months of 2025 Compared with First Nine Months of 2024

Earnings attributable to FET increased by $118 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2025, the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024, and higher revenues from regulated capital investments that increased rate base, partially offset by the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, and true-up adjustments from the annual forward looking transmission rate filings.

Revenues

Total revenues increased by $53 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to a higher rate base and recovery of higher transmission operating expenses, partially offset by the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, and true-up adjustments from the annual forward looking transmission rate filings.

Revenues by transmission asset owner are shown in the following table:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2025	2024	Change
		(In millions)
ATSI	$807	$782	$25
TrAIL	201	209	(8)
MAIT	367	333	34
Other	—	(2)	2
Intercompany Eliminations	(8)	(8)	—
Total Consolidated Revenues	$1,367	$1,314	$53

Operating Expenses

Total operating expenses increased by $3 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher depreciation and property tax expenses from a higher asset base, partially offset by lower operating and maintenance expenses and the absence of an $11 million impairment charge associated with the Akron general office in 2024. Other than the impairment charge, nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expenses increased by $11 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from new long-term debt issuances, partially offset by higher capitalized financing costs and the absence of a prior year non-recoverable charge.

Income Taxes

FET's effective tax rate for the nine months ended September 30, 2025 and 2024, was 9.7% and 29.1% respectively. The decrease in the effective tax rate is primarily due to a tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2025, and the absence of a tax charge related to the FET Equity Interest Sale in the first quarter of 2024.
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

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2025, and December 31, 2024, and the changes during the nine months ended September 30, 2025:

Net Regulatory Assets (Liabilities) by Source	September 30, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(482)	$(582)	$100
Asset removal costs	28	9	19
Deferred transmission costs	(6)	117	(123)
MISO exit fee(1)	22	26	(4)
Vegetation management costs(1)	5	6	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(433)	$(424)	$(9)
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

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among other countries, has announced retaliatory tariffs against certain imports from the United States. In August 2025, certain country-specific “reciprocal tariffs” went into effect, and the U.S. government and other foreign governments have taken additional measures since that time. The scope and duration of global tariffs continue to evolve, which creates sustained uncertainty in global trade policy. The imposition of new, modified or increased tariffs or resultant trade wars, and the uncertainties associated with the same, could have an adverse effect on FET’s consolidated cash flow and financial condition.

As of September 30, 2025, FET's net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, short-term borrowings, accounts payable and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

On October 27, 2025, FET and the FET subsidiaries entered into amendments to their respective credit facilities to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the credit facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period.

The credit facilities, as amended on October 27, 2025, are as follows:

•FET, $1.0 billion revolving credit facility, matures on October 20, 2030; and
•ATSI, MAIT and TrAIL, $850 million revolving credit facility, matures on October 18, 2029.

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

FET had $281 million and $302 million of outstanding short-term borrowings as of September 30, 2025 and December 31, 2024, respectively. FET’s available liquidity from external sources as of October 27, 2025, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2030	$1,000	$720
ATSI, MAIT and TrAIL	October 2029	850	837
	Subtotal	$1,850	$1,557
Cash and cash equivalents		—	201
	Total	$1,850	$1,758

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
ATSI(1)	$500	$350	40.0%
FET	N/A	1,000	66.0%
MAIT(1)	400	350	37.1%
TrAIL(1)	400	150	37.8%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Credit Facilities and against the borrowers' borrowing sublimit. As of September 30, 2025, FET and the FET Subsidiaries had $13 million in outstanding LOCs.

Revolving Credit Facility	LOC Availability as of September 30, 2025	LOC Utilized as of September 30, 2025
	(In millions)
FET	$100	$—
ATSI, MAIT and TrAIL	200	13

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

As of September 30, 2025, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Credit Facilities. FET, ATSI, MAIT, and TrAIL could issue debt of approximately $3.8 billion, $3.6 billion, $3.2 billion, and $1.2 billion, respectively, or incur a reduction of equity of approximately $1.3 billion, $1.9 billion, $1.7 billion, and $659 million, respectively, and would remain within the limitations of the financial covenant requirements as defined under the Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2024
For the Three Months Ended September 30,	4.35%	5.43%	6.35%
For the Nine Months Ended September 30,	4.67%	5.99%	6.71%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and the FET Subsidiaries' credit ratings as of October 27, 2025:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit/Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FET	A-	Baa2	BBB+	—	—	—	BBB+	Baa2	BBB+	P	S	S
ATSI	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
MAIT	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
TrAIL	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
(1) S = Stable, P = Positive

On September 23, 2025, Fitch affirmed the ratings and outlooks of FET and the FET Subsidiaries.

The applicable undrawn and drawn margins on the Credit Facilities are subject to ratings-based pricing grids. The applicable fees paid on the undrawn commitments under the Credit Facilities are based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fees paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

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

Changes in Cash Position

As of September 30, 2025, FET had $188 million of cash and cash equivalents as compared to $8 million of cash and cash equivalents as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Nine Months Ended September 30,
(In millions)	2025	2024	Change

Net cash provided from operating activities	$795	$848	$(53)
Net cash used for investing activities	(1,281)	(1,342)	61
Net cash provided from financing activities	666	664	2
Net change in cash and cash equivalents	180	170	10

Cash and cash equivalents, at beginning of period	8	76	(68)
Cash and cash equivalents, at end of period	$188	$246	$(58)

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

Net cash provided from operating activities was $795 million and $848 million in the first nine months of 2025 and 2024, respectively. The decrease in cash provided from operating activities in 2025, compared to the same period of 2024, is primarily due to the change in accounts payable disbursements in 2025 in comparison to 2024, partially offset by increased revenue due to higher rate base and higher net transmission revenue collections based on the timing of formula rate collections.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2025 principally represented cash used for capital investments. The following table summarizes investing activities for the first nine months of 2025 and 2024:

	For the Nine Months Ended September 30,
Investing Activities	2025	2024	Change
	(In millions)
Capital investments	$1,083	$808	$275
Loans with affiliated companies, net	110	480	(370)
Asset removal costs	84	55	29
Other	4	(1)	5
Net cash used for investing activities	$1,281	$1,342	$(61)

Net cash used for investing activities for the first nine months of 2025 decreased by $61 million, as compared to the same period of 2024, primarily due to lower investments in the money pool, partially offset by increased spend in capital investments.

Cash Flows From Financing Activities

In the first nine months of 2025 and 2024, net cash provided from financing activities was $666 million and $664 million, respectively. The following table summarizes financing activities for the first nine months of 2025 and 2024:

	For the Nine Months Ended September 30,
Financing Activities	2025	2024	Change
	(In millions)

New Issues:
Senior unsecured notes	$1,475	$1,200	$275
	$1,475	$1,200	$275

Redemptions / Repayments:
Senior unsecured notes	$(625)	$—	$(625)
	$(625)	$—	$(625)

Short-term borrowings, net	$(21)	$(381)	$360
Distribution payments	(150)	(145)	(5)
Other	(13)	(10)	(3)
Net cash provided from financing activities	$666	$664	$2

FET had the following issuances and redemptions during the nine months ended September 30, 2025:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.

Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.

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

Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering.
GUARANTEES AND OTHER ASSURANCES
FET has various financial and performance guarantees and indemnifications, which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of September 30, 2025 was $47 million. See Note 7, “Commitments, guarantees and contingencies,” of the Notes to Consolidated Financial Statements for more information.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $13 million of collateral, in the form of LOCs, as of September 30, 2025.
MARKET RISK INFORMATION

FET and the FET Subsidiaries' exposure to fluctuations in market interest rates is reduced since all long-term debt has fixed interest rates. FET and the FET Subsidiaries are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FET and its subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among other countries, has announced retaliatory tariffs against certain imports from the United States. In August 2025, certain country-specific “reciprocal tariffs” went into effect, and the U.S. government and other foreign governments have taken additional measures since that time. The scope and duration of global tariffs continue to evolve, which creates sustained uncertainty in global trade policy. The imposition of new, modified or increased tariffs or resultant trade wars, and the uncertainties associated with the same, could have an adverse effect on FET’s consolidated cash flow and financial condition.
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

OUTLOOK

INCOME TAXES

As a result of several IRS private letter rulings issued during 2024 to another taxpayer, FERC recently issued orders to a non-affiliate that concluded that certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FET determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FET is in the process of making the appropriate updates in its annual formula rates for its impacted subsidiaries. See Note 3, “Income Taxes” of the Notes to Financial Statements.

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

On September 30, 2025, the IRS issued additional guidance on the corporate AMT. FET is assessing this additional guidance and while it continues to believe, more likely than not, that it will be subject to corporate AMT, the additional guidance provides regulated utilities certain adjustments in calculating corporate AMT, which may reduce FET’s AMT estimates. Additionally, the future issuance of the U.S. Treasury’s revised proposed AMT regulations and, ultimately, the final AMT regulations, as well as additional future federal tax legislation or presidential executive orders could significantly change FET’s AMT estimates or its conclusions as to whether it is an AMT payer. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FET’s cash flows, results of operations and financial condition.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. The parties submitted their briefings and the case is pending before the Supreme Court of the U.S.

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

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and the other open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/generation facilities. The Energy Secretary advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The Energy Secretary requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the Energy Secretary’s directive for comment, and established November 28, 2025, as the deadline for all comments and replies thereto. FET is evaluating its options for participating in this proceeding and cannot predict the outcome of this proceeding.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FET with regard to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While FET’s environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FET cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact its business, results of operations, cash flows and financial condition.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based on that evaluation, the principal executive officer and principal financial officer of FET have concluded that its disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 6, “Regulatory Matters,” and Note 7, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of September 30, 2025, there has been no material change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FET’s Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect FET’s business, financial condition or future results.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Trading Arrangements

Not Applicable.

Amendments to Existing Revolving Credit Facilities

On October 27, 2025, FET and the FET subsidiaries entered into amendments to their respective credit facilities (collectively, and as amended on October 27, 2025, the “Amended Credit Facilities”) to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2029 to October 20, 2030 for the FET credit facility and (c) from October 18, 2028 to October 18, 2029 for the FET subsidiaries’ Amended Credit Facility.

The Amended Credit Facilities are as follows:

•Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent; and
•Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

The foregoing description to the Amended Credit Facilities is qualified in its entirety by reference to both such amendments entered into by FET and the FET subsidiaries, both of which are filed hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.
ITEM 6.        EXHIBITS

Exhibit Number		Description

	10.1
Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among FET, as borrower, the bank and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.11, File No. 333-21011).

	10.2
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025. Exhibit 10.12, File No. 333-21011).

(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Transmission, LLC for the period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
November 4, 2025

FIRSTENERGY TRANSMISSION, LLC
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Director
(Principal Financial Officer and Principal Accounting Officer)