Form 10-K
period 2025-12-31
FirstEnergy Transmission, LLC
filed 2026-02-24
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2025

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐

Accelerated Filer	☐

Non-accelerated Filer	☑

Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

i

GLOSSARY OF TERMS

The following abbreviations and acronyms may be used in this report to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH, Valley Link and Grid Growth
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Ohio	Grid Growth Ohio, LLC, a subsidiary of Grid Growth
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link - (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission, Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC - that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Credit Facilities	Collectively, the two separate senior unsecured syndicated revolving credit facilities entered into by FET and the FET subsidiaries, each as amended from time to time, most recently on October 27, 2025
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CISO	Chief Information Security Officer
CMA	CFIUS Monitoring Agency
CODM	Chief Operating Decision Maker
CWIP	Construction Work in Progress
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
EEI	The Edison Electric Institute
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program
ERO	Electric Reliability Organization
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FE Board	The Board of Directors of FE
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET's five-year syndicated revolving credit facility, dated as of October 20, 2023, and amended through October 27, 2025
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles in the United States
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISC2	International Information System Security Certification Consortium
kV	Kilovolt
LOC	Letter of Credit
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
NSA	National Security Agreement
NERC	North American Electric Reliability Corporation
OBBBA	One Big Beautiful Bill Act of 2025, as signed into law on July 4, 2025
OCC	Ohio Consumers' Counsel
OPEB	Other Postemployment Benefits
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory that PJM coordinates the movement of electricity through, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RTEP	Regional Transmission Expansion Plan
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
USAO	U.S. Attorney's Office
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

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
FET is the holding company for the FET Subsidiaries. Through its subsidiaries, FET owns and operates high-voltage transmission facilities within the PJM region, which consist of 12,515 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Ohio, Pennsylvania, West Virginia, Maryland and Virginia. FET has a single operating segment. FET’s revenues are derived primarily from the FET Subsidiaries. The FET Subsidiaries, in turn, derive nearly all of their revenues from providing network transmission service, point-to-point transmission service, and scheduling, control and dispatch service over their respective systems. The FET Subsidiaries are subject to regulation by FERC and applicable state regulatory authorities. The FET Subsidiaries' rate base was $8.8 billion as of December 31, 2025.
On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Long-Term Proposal Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for FET and Transource to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship among the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the PJM 2025 RTEP Long-Term Proposal Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million. As of February 13, 2026, the relative ownership interests of the members are FET (50%) and Transource (50%).

ATSI owns high-voltage transmission facilities in PJM, which consist of 7,965 circuit miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV in Ohio and Pennsylvania and has a rate base of $4.5 billion as of December 31, 2025.

MAIT owns high-voltage transmission facilities in PJM, which consist of 4,281 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Pennsylvania, and has a rate base of $2.9 billion as of December 31, 2025.

TrAIL owns high-voltage transmission facilities in PJM, which consists of 269 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, including a 500 kV transmission line extending approximately 150 miles from southwestern Pennsylvania through West Virginia to a point of interconnection with VEPCO in northern Virginia, and has a rate base of $1.4 billion as of December 31, 2025.

Regulation

Regulatory Accounting

FET is subject to regulation that sets the prices (rates) that it is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

FET reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FET will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FET will write off that regulatory asset as a charge against earnings. FET considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and, as such, net regulatory assets and liabilities are presented in the non-current section on the FET Consolidated Balance Sheets. See Note 9., "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.
Federal Regulation
See "Outlook - FERC Regulatory Matters" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Environmental Matters
See "Outlook - Environmental Matters" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Regional Reliability

All of FET's and its subsidiaries' facilities are located within the PJM region for the purposes of the federal-enforceable mandatory reliability standards and operate under the reliability oversight of a regional entity known as RFC. This regional entity operates under the oversight of NERC in accordance with a delegation agreement approved by FERC.
Capital Requirements

FET's and the FET Subsidiaries' business is capital intensive, requiring significant resources to fund operating expenses, construction and other expenditures, scheduled debt maturities, interest and distribution payments. See "Capital Resources and Liquidity" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.

Supply Plan

Supply Chain

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FET and the FET Subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

Competition

Pursuant to FERC's Order No. 1000 and subject to state and local siting and permitting approvals, non-incumbent developers can compete for certain PJM transmission projects in the respective service territories of the FET Subsidiaries. This has resulted in additional competition to build transmission facilities in the FET Subsidiaries' service territories while also allowing the FET Subsidiaries the opportunity to seek to build facilities in non-incumbent service territories.

Human Capital

As of December 31, 2025, FET and the FET Subsidiaries had no employees. Each of these companies, however, relies on employees of their affiliates, including FESC, for the performance of necessary services.

FET Website and Other Social Media Sites and Applications

FET's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and all other documents filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through the "Investors" page of FirstEnergy's website at investors.firstenergycorp.com. These documents are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

ITEM 1A.     RISK FACTORS

We operate in a business environment that involves significant risks, many of which are beyond our control. Management regularly evaluates the most significant risks of its businesses and reviews those risks with the FET Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FET. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. The risks that we face are not limited to those in this section. There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect our business, financial condition, results of operations, liquidity or cash flows. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. These risk factors should be read in conjunction with Item 1., "Business," Item 7,. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other sections of this Form 10-K that include forward-looking and other statements involving risks and uncertainties that could impact our business, financial condition, results of operations, liquidity or cash flows.

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

Our FET Revolving Facility contains certain negative and affirmative covenants. Our ability to comply with the covenants and restrictions contained in our FET Revolving Facility has been, and may in the future, be affected by events related to the ongoing government investigations or otherwise. As of December 31, 2025, FET and the FET Subsidiaries were in compliance with their debt-to-total-capitalization ratio covenants.

A breach of any of the covenants contained in our FET Revolving Facility could result in an event of default under the FET Revolving Facility and we would not be able to access the FET Revolving Facility for additional borrowings and letters of credit while any default exists. Upon the occurrence of such an event of default, any amounts outstanding under our FET Revolving Facility could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. There were no amounts outstanding under our FET Revolving Facility as of December 31, 2025. If future indebtedness under our FET Revolving Facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. In addition, certain events, including but not limited to any covenant breach related to alleged failures to comply with anti-corruption and anti-bribery laws, an event of default under our FET Revolving Facility and the acceleration of applicable commitments under our FET Revolving Facility could restrict our ability to obtain additional or replacement financing on acceptable terms or at all. The operating and financial restrictions and covenants in our FET Revolving Facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

In connection with FirstEnergy's actions to focus on its regulated operations, the FET Subsidiaries have taken steps to focus on growing their respective businesses and earnings. The ability of the FET Subsidiaries to successfully grow their respective businesses is subject to certain risks that could adversely affect profitability and our financial condition in the future.

FirstEnergy has undertaken a transmission expansion plan designed to improve operating flexibility, increase reliability, position transmission capacity for future load growth and facilitate response to system events. This plan allows FET to capitalize on growth opportunities available to its regulated operations. The FET Subsidiaries intend to grow their businesses and earnings through its regulated capital investment program, which includes transmission projects extending throughout PJM, including the transmission systems of the FET Subsidiaries.

The success of our growth strategy will depend, in part, on the successful growth of revenue resulting from our transmission investments in line with our expectations. Factors that may affect our revenue growth may include: (1) FERC's timely approval of rates to recover such investments; (2) whether investments are included in PJM's RTEP; (3) FERC's evolving policies with respect to incentive rates for transmission investment assets, the calculation of the base ROE component of transmission rates, and the interconnection of AI data centers and transmission network upgrades supporting such large loads; (4) FERC's potentially-evolving policies regarding whether certain classes of network transmission upgrade costs can be capitalized as part of transmission rates and whether such costs will be direct charged to the connecting customer; (5) consideration and potential impact of the objections of those who oppose such investments and their recovery; and (6) timely development, construction, and operation of the new facilities. See "—Complex and changing government regulations, including those associated with rates, could have a negative impact on our results of operations" and "—Certain elements of the FET Subsidiaries' cost recovery through rates can be challenged, which could result in lower rates and/or refunds of amounts previously collected and thus have an adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows" below.

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

We are subject to risks arising from the FET Subsidiaries' operation of transmission facilities.

Operation of transmission facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, human error in operations or maintenance, acts of terrorism or sabotage, cyber-attacks, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental requirements and governmental interventions and operational performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt transmission systems and, in some cases, lead to catastrophic effects such as wildfires. Because the FET Subsidiaries' transmission facilities are interconnected with those of third parties, the operation of the FET Subsidiaries' facilities could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

FET and the FET Subsidiaries remain obligated to provide safe and reliable service to customers. Meeting this commitment requires the expenditure of significant capital resources. Failure to provide safe and reliable service and failure to meet regulatory reliability standards due to a number of factors, including, but not limited to, equipment failure and weather, could harm our and the FET Subsidiaries' business reputations and adversely affect our and the FET Subsidiaries' operating results through reduced revenues and increased capital and operating costs, the concurrence of liabilities to claimholders and the imposition of penalties/fines or other adverse regulatory outcomes.

Demand for electricity within our service territory could exceed supply capacity, resulting in negative impacts to our reputation, results and financial condition.

Recent industry projections reflect the potential for significant growth in energy demand over the next decade. This could be exacerbated if additional resources are not available to meet increased demand in the future. For example, data centers have substantially larger load requirements than typical residential or commercial use. New data centers or the increase in demand for existing data centers located in our service territories could increase load requirements substantially over the next several years, thereby increasing the aggregate load obligations of the Electric Companies. A need to serve the load obligations of these data centers, which could be up to 16,985 megawatts through 2035, has the potential to adversely impact our business, results of operations, financial condition, or cash flows. At the same time, our planning could be adversely affected if electricity usage by data centers is ultimately lower than projected, which could reduce anticipated load growth or create stranded investment risk.

We continue to evaluate the potential impacts of the development, construction, and operation of new data centers in our service territories and will continue to evaluate potential mitigants to these risks. Still, we cannot predict whether the data centers under consideration will ever commence operations or the size of the load obligations of those that do become operational.

Current or future litigation or administrative proceedings could have a material adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries have been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. Various individuals and interest groups may challenge the issuance of relevant state utility commission authorizations to construct new transmission lines, or other relevant certificates, permits or approvals. In addition, we and the FET Subsidiaries are sometimes subject to investigations and inquiries by various state and federal regulators due to the heavily regulated nature of our industry. Unfavorable outcomes or developments relating to these or other proceedings or investigations, such as judgments for monetary damages and other remedies, including injunctions or revocation of relevant authorizations, certificates, permits or approvals, could have a material adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, the notes.

Although the FET Subsidiaries intend to vigorously defend these matters, the results of these proceedings or investigations cannot be determined. For more information on these proceedings and other litigation, see "Outlook—Other Legal Proceedings" In Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We and the FET Subsidiaries are subject to various regulatory requirements, including reliability standards, rate tariff and contract filing requirements, reporting, recordkeeping and accounting requirements, transaction approval requirements, requirements of the regional transmission organization in which they operate, and foreign investment regulations. Violations of current or future requirements, whether intentional or unintentional, or failure to obtain necessary regulatory approvals may result in substantial costs, sanctions or penalties that, under some circumstances, could have a material adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

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

Monetary penalties for violations of reliability standards vary based on an assigned risk factor for each potential violation, the severity of the violation and various other circumstances, such as whether the violation was intentional or concealed, whether there are repeated violations, the degree of the violator's cooperation in investigating and remediating the violation and the presence of a compliance program. FERC has authority under the FPA to impose penalties up to and including $1.5 million per day, subject thereafter to annual adjustments for inflation, for failure to comply with these mandatory reliability standards. Potential non-monetary sanctions include imposing limitations on the violator's activities or operation and placing the violator on a watch list for major violators.

The FET Subsidiaries are also subject to requirements under Sections 203, 204 and 205 of the FPA, including the requirement to obtain prior FERC approval of certain transactions, issuances of securities and assumptions of liabilities; reporting, recordkeeping and accounting requirements; and for filing rate tariffs and contracts related to the provision of services subject to FERC jurisdiction. Under FERC policy, failure to file a jurisdictional tariff or agreement on a timely basis may result in an entity having to refund the time value of revenues collected under the relevant tariff or agreement. The failure to obtain timely approval of transactions subject to Section 203 of the FPA or of issuances of securities or assumptions of liabilities under Section 204 of the FPA, or to comply with applicable filing, reporting, recordkeeping or accounting requirements under Section 205 of the FPA, could subject the FET Subsidiaries to penalties. FERC has authority under the FPA to impose penalties in 2025 up to and including $1.5 million per day, subject thereafter to annual adjustments for inflation, per violation of the FPA or rules or orders issued pursuant thereto.

Despite the FET Subsidiaries' best efforts to comply and FirstEnergy's implementation of a compliance program intended to ensure reliability and compliance with the FPA and rules and orders issued by FERC, there can be no assurance that violations that could result in material penalties or sanctions will not occur. If any of the FET Subsidiaries were to violate mandatory reliability standards or other NERC or FERC requirements, even unintentionally, in any material way, any penalties or sanctions imposed against us or the FET Subsidiaries could have a material adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

In addition to direct regulation by FERC, the FET Subsidiaries are also subject to rules and terms of participation imposed and administered by PJM. Although PJM is itself ultimately regulated by FERC, it can impose rules, restrictions and terms of service that are quasi-regulatory in nature and could have a material adverse impact on our and the FET Subsidiaries' business. For example, PJM may direct the FET Subsidiaries or other transmission-owning affiliates to build new transmission facilities to meet PJM's reliability requirements or to provide new or expanded transmission service under the PJM OATT. Compliance with PJM's rules may subject the FET Subsidiaries to higher operating costs and/or increased capital expenditures.

CFIUS is an interagency body of the U.S. government authorized to review certain foreign investment transactions in domestic businesses in order to determine the effect of such transactions on the national security of the United States of America. We sought CFIUS approval for the FET Equity Interest Sale. On November 24, 2023, CFIUS concluded its review of the FET Equity Interest Sale and determined that there are no unresolved national security concerns. As part of the resolution of the CFIUS review, we entered into an NSA with certain CMAs. Pursuant to the NSA, we have agreed to protect our data by, among other things, implementing a security policy, appointing a security officer, and periodically reporting to the CMAs. Our operating results may be negatively affected if we fail to comply with our obligations under the NSA, we may be subject to potential penalties.

Any failure by the FET Subsidiaries to comply with any applicable regulations or any limitations on the FET Subsidiaries' ability to raise capital and/or pursue acquisitions, development opportunities or other transactions imposed by any such regulations could have a material adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

Complex and changing government regulations, including those associated with rates and transmission planning, could have a negative impact on our results of operations.

Each of the FET Subsidiaries is regulated by FERC as a "public utility" under the FPA and is a transmission owner in PJM. We cannot predict whether FERC will change its policies or regulations, or whether the approved transmission rates or rate determination mechanism or methodology for any of the FET Subsidiaries will be changed. In addition, the U.S. Congress periodically considers enacting energy legislation that could give FERC new responsibilities, modify provisions of the FPA, or provide FERC or another entity with increased authority to regulate rates and services for the transmission of electricity. We cannot predict whether, or to what extent, the FET Subsidiaries may be affected by any such changes in federal energy laws, regulations or policies in the future.

The FET Subsidiaries each use a formula rate template to calculate their respective annual revenue requirements. Under the FPA, their formula rates will remain in effect until they obtain approval from FERC pursuant to Section 205 of the FPA to change to a different mechanism or until FERC determines in a proceeding under Section 206 of the FPA that the formula rate or any aspect of such rate is unjust and unreasonable or is unduly discriminatory or preferential. Such a determination could result from a challenge initiated at FERC by an interested party, or by FERC on its own initiative. State utility commissions, transmission customers, end-use consumers and entities supplying electricity to end-use consumers may attempt to influence the government and/or regulators to change the FET Subsidiaries' formula rate template and/or their approved ROE, particularly if transmission rates increase substantially. As such, there can be no assurance that the FET Subsidiaries will obtain their expected revenue requirements in future Section 205 rate proceedings. The inability of the FET Subsidiaries to obtain their expected revenue requirements would have a negative impact on our results of operations.

FERC policy currently permits recovery of prudently incurred costs associated with cost-of-service-based wholesale power rates and the expansion and updating of transmission infrastructure within its jurisdiction. FERC's policies on recovery of transmission costs continue to evolve, evidenced by ongoing proceedings to determine an appropriate ROE methodology to determine transmission ROEs, to determine whether FERC's existing policies on transmission rate incentives should be revised, and to determine whether certain classes of network transmission upgrade costs can be capitalized and recovered in transmission rates and whether such costs will be direct charged to the connecting customer. If FERC were to adopt a different policy regarding recovery of transmission costs or if there is any resulting delay in cost recovery, our strategy of investing in transmission could be adversely affected. If FERC were to lower the rate of return it has authorized for the FET Subsidiaries' cost-based wholesale power rates or transmission investments and facilities, it could reduce future earnings and cash flows, and adversely impact our financial condition.

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy is a member of PJM and the FET Subsidiaries could be affected by the supplemental proposed rule. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an "RTO membership" ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. FirstEnergy participated in comments on the initial and supplemental rulemaking proceedings that were submitted by a group of PJM transmission owners and by various industry trade groups, including EEI. The rulemaking remains pending before FERC. If there were to be any changes to FirstEnergy transmission incentive ROE, such changes will be applied on a prospective basis and could have a negative impact on our results of operations.

On December 19, 2024, a group representing large industrial customers and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding "local transmission facilities" with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning "local transmission facilities" that are rated at 100 kV or higher, (ii) appoint "independent transmission monitors" to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the "independent transmission monitor." FirstEnergy expects to participate in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. We are unable to predict the outcome or estimate the impact that this complaint may have on our subsidiaries, however, the granting of this complaint could have a material impact on our transmission capital investment strategy and our results of operations.

FERC, at the instruction of the U.S. Secretary of Energy, is also considering whether to develop regulations that would speed interconnection of AI data centers and "hybrid" data center/generation facilities (collectively, "large loads") to the transmission system. Final regulations, if any, from FERC are expected in the second quarter of 2026. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, our strategy of investing in transmission could be affected adversely.

Certain elements of the FET Subsidiaries' cost recovery through rates can be challenged, which could result in lower rates and/or refunds of amounts previously collected and thus have an adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries provide electric transmission service under rates regulated by FERC. FERC has allowed the use by the FET Subsidiaries of formula rate mechanisms set forth in the PJM OATT. However, under the formula rate mechanisms, FERC is not required to approve the amount of actual capital and operating expenditures used in the formulas. The FET Subsidiaries update the inputs to their formula rate templates annually. MAIT and ATSI post to PJM's website their PTRR each October 5 and October 15, respectively, to be effective for the following Rate Year. The PTRR represents the amount of revenue necessary to recover projected prudently-incurred expenses and a return on projected rate base, consisting primarily of property, plant and equipment on a 13-month average, for the Rate Year. MAIT and ATSI on each June 1 and May 1, respectively, calculate actual results for the previous Rate Year and compare them to the amount PJM billed on their behalf based on the PTRR for that Rate Year and include the resulting true-up in the PTRR for the coming Rate Year. Each May 15, TrAIL posts to PJM's website its "Annual Update" consisting of (1) a "Reconciliation" reflecting its actual revenue requirement for the previous calendar year and (2) a "Forecast" reflecting the Reconciliation plus projected capital projects placed into service for the current calendar year as well as a true-up for the difference between the previous calendar year Forecast and Reconciliation. During June 1 through May 31 of each year, PJM bills, on behalf of TrAIL, TrAIL's revenue requirement determined by its Forecast.

The FET Subsidiaries' formula rate updates are posted on PJM's website and are subject to discovery requests and challenges by interested parties under provisions specified in the FET Subsidiaries' formula rate implementation protocols in the PJM OATT. In addition, all aspects of the FET Subsidiaries' formula rates on file with FERC, including the ROE (including any incentive rates) on the actual equity portion of the FET Subsidiaries' capital structure and the data inputs provided by the FET Subsidiaries for calculation of each year's rates, are subject to challenge by interested parties before FERC pursuant to the formula rate protocols or in a proceeding instituted under Section 206 of the FPA. In a formal challenge pursuant to the protocols, the burden of proof is on the FET Subsidiaries to demonstrate that the rate, or any aspect thereof, is just, reasonable and not unduly discriminatory or preferential. However, in a Section 206 proceeding, the burden of proof is on the challenger to demonstrate that any aspect of the rate is unjust, unreasonable, unduly discriminatory or preferential. If the FET Subsidiaries fail to meet the burden of proof in a challenge under the protocols or a challenger meets its burden of proof in a Section 206 proceeding, then FERC will make appropriate adjustments to the challenged rate. In a Section 206 complaint proceeding, the refund effective date is no earlier than the date the complaint was filed and no later than five months after the date the complaint was filed. Such challenges could result in a lower rate and/or refunds of amounts collected during the annual update period to which the challenge under the protocols applied or commencing on the refund effective date established by FERC in a Section 206 proceeding. Such a result could have an adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

In addition, FERC policy currently permits recovery of prudently-incurred costs associated with the expansion of transmission infrastructure within its jurisdiction. If FERC were to adopt a different policy regarding recovery of transmission costs or if transmission needs do not continue or develop as projected, FirstEnergy's strategy of investing in transmission could be affected. If FERC were to lower the rates of return it has authorized for the FET Subsidiaries, it could have an adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

External pressures beyond our control may increase customer rates and impair our ability to earn a fair and equitable return on our investments and execute our strategy.

PJM's recent capacity auctions have been subject to a "price collar" that has resulted from all-time high generation capacity prices in recent auction outcomes. These all-time high capacity prices ultimately are passed through in retail rates and can result in material increases in retail customers' monthly electric utility bills. On January 16, 2026, various federal and state officials, as well as the PJM board, expressed interest in extending the price collar through mid-2030.

In addition, and also on January 16, 2026, federal and state regulators and PJM suggested that PJM should conduct a "backstop" auction to procure additional generation capacity, with the costs to be allocated first to "new" data centers and second to existing PJM loads. If the PJM capacity auctions continue to clear at the auction cap, and if PJM conducts a "backstop" capacity auction that clears at a high price point, customer resistance to the resulting market driven increases on the generation portion of their bills could lead to increased pressure for federal utility regulators to limit the needed capital investment in transmission systems required for safe, reliable and resilient service to customers, which may impair our ability to earn a fair and equitable return on our investments and execute our strategy.

As our planned $11.6 billion in system-wide capital investments from 2026 through 2030 may increase customer bills over time, the resulting higher electric bills, when combined with the external pressures discussed above, may place pressure on residential customers' affordability, particularly in portions of our service territory with lower median household income or high energy burdens, and/or amongst those customers who have already seen significant retail bill increases. Federal regulators may also adopt or modify policies intended to mitigate customer bill impacts, such as changes to rate design or restrictions on rate increases. Customer concerns regarding affordability may result in increased regulatory scrutiny, constraints on the size and timing of rate increases, expanded bill mitigation requirements, or disallowances, any of which could adversely affect our ability to recover costs or earn our authorized return on equity. In addition, sustained increases in customer bills may lead to reduced electricity usage through conservation, energy efficiency, or distributed generation, which could limit future load growth and investment opportunities and could have an adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries' actual capital expenditures may be lower than planned, which would decrease their expected rate bases and therefore their and our revenues and earnings compared to current expectations.

The FET Subsidiaries' rate bases, revenues and earnings are determined in part by additions to property, plant and equipment and when those additions are placed in service. We expect that the FET Subsidiaries will continue to make significant capital investments over the next three years across their respective electric transmission systems. In particular, the FET Subsidiaries and joint ventures are expected to make $11.6 billion in capital investments from 2026 through 2030 to upgrade their transmission systems. If such capital investment and the resulting in-service property, plant and equipment are lower than anticipated for any reason, the FET Subsidiaries will have lower than anticipated rate bases, thus causing the FET Subsidiaries' revenue requirements and future earnings to be potentially lower than anticipated, which, in turn, could restrict the amount of cash such subsidiary can distribute to us and thereby negatively affect our ability to meet our debt and other monetary obligations, including obligations under our indebtedness. Reasons that capital expenditures may be lower than expected may include, among others, the impact of weather conditions, union strikes, labor shortages, material and equipment prices and availability, limitations on the amount of construction that can be undertaken on the FET Subsidiaries' systems at any one time, regulatory approvals relating to environmental, siting or regional planning issues, legal proceedings related to the FET Subsidiaries' transmission projects and variances between estimated and actual costs of construction contracts awarded.

The FET Subsidiaries depend on PJM transmission service customers for a substantial portion of their revenues, and any material failure by any of those customers to make payments for transmission service could adversely affect our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

The FET Subsidiaries recover their revenue requirements through rates charged by PJM to transmission customers that utilize their facilities. Although PJM bills and collects transmission revenues on behalf of the FET Subsidiaries and other transmission owners and has established credit requirements designed to protect the FET Subsidiaries as well as other transmission owners and other market participants in the event of a payment default by a PJM customer, a material failure by one or more of those customers to make payments for transmission service could adversely affect our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

Failure to retain and attract skilled professionals and technical employees could have an adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

Our business is dependent on the ability of the FET Subsidiaries' affiliates and that of their contractors to recruit, retain and motivate employees and contractors. Competition for skilled workers in some areas is high. The FET Subsidiaries' affiliates and contractors must find ways to balance the retention of an aging skilled workforce while recruiting new talent to mitigate losses in critical knowledge and skills due to retirements.

Further, a significant number of our affiliates and their contractors' physical workforce are represented by unions. While we believe that our relations with their employees are generally fair, neither the FET Subsidiaries nor we can provide assurances that the FET Subsidiaries will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes or lockouts or that any existing labor disruption will be favorably resolved.

Mitigating these risks could require additional financial commitments and the failure to prevent labor disruptions and retain and/or attract trained and qualified labor could have an adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

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

Acts of war, terrorist attacks and threats or the escalation of military activity in response to such attacks or otherwise may negatively affect our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows.

As a result of the continued threat of physical acts of war, terrorism, sabotage or other attacks in the United States, the FET Subsidiaries' electric transmission facilities and other infrastructure and the generation and distribution facilities and other infrastructure of the FET Subsidiaries' customers, suppliers and other interconnected parties, including power plants, transformers and high-voltage lines and substations, or the facilities or other infrastructure of an interconnected company, could be direct targets of, or indirect casualties of, an act of war, terrorism, sabotage or other attack, which could result in disruption of the FET Subsidiaries' ability to transmit electricity for a significant period of time, otherwise disrupt customer operations and/or result in incidents that could result in harmful effects on the environment and human health, including loss of life. Any such disruption or incident could result in a significant decrease in revenue, significant additional capital and operating costs, including costs to implement additional security systems or personnel to replace or repair the assets of the FET Subsidiaries over and above any available insurance reimbursement, higher insurance deductibles, higher premiums and more restrictive insurance policies, legal claims or proceedings, greater regulation with higher attendant costs, generally, and significant damage to our or the FET Subsidiaries' reputations, which could have a material adverse effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

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

The FET Subsidiaries have incurred expenses in connection with environmental compliance, and we anticipate that they will continue to do so in the future. Failure to comply with the extensive environmental laws and regulations applicable to the FET Subsidiaries could result in significant civil or criminal penalties and remediation costs. The FET Subsidiaries' assets and operations also involve the use of materials classified as hazardous, toxic, or otherwise dangerous. Some of the FET Subsidiaries' facilities and properties are located near environmentally sensitive areas such as wetlands and habitats of endangered, threatened or otherwise protected species. These sensitive areas increase the expense of current operations and siting requirements for future operations. Compliance with these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect the FET Subsidiaries' costs and, therefore, our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

In addition, claims have been made or threatened against electric utilities for bodily injury, disease or other damages allegedly related to exposure to electromagnetic fields associated with electric transmission and distribution lines and climate change alleged to result from greenhouse gas emissions. We cannot assure you that such claims will not be asserted against us or the FET Subsidiaries or that, if determined in a manner adverse to our interests, such claims would not have a material effect on our and the FET Subsidiaries' businesses, financial condition, results of operations and cash flows and our ability to pay interest on, and the principal of, our indebtedness.

Significant increases in the FET Subsidiaries' operation and maintenance expenses, including health care and pension costs, could adversely affect our and the FET Subsidiaries' future earnings and liquidity.

We do not have any employees and have contracted with FESC, a direct wholly owned subsidiary of FE, to provide us with corporate, administrative, management and other services. To the extent that FESC is subject to increases in expenses in connection with the services that it provides to us, we will therefore face corresponding cost increases in fees paid to FESC. The FET Subsidiaries expect to continue to face increased cost pressures related to such operation and maintenance expenses, including in the areas of health care and pension costs. For example, the FET Subsidiaries have experienced cost increases that correlate with health care cost inflation in recent years, and we therefore expect cash outlay for health care costs, including prescription drug coverage, to continue to increase despite measures taken to limit obligations to future retirees and requiring employees to bear a higher portion of the costs of their health care benefits. The measurement of the expected future health care and pension obligations and costs is highly dependent on a variety of assumptions, many of which relate to factors beyond FESC's, or the FET Subsidiaries' control. These assumptions include investment returns, interest rates, discount rates, health care cost trends, benefit design changes, salary increases, the demographics of plan participants and regulatory requirements. While we anticipate that our services fees paid to FESC will continue to increase, in part due to increasing operation and maintenance expenses, if actual results differ materially from our assumptions, our costs could be significantly higher than expected, which could adversely affect our and the FET Subsidiaries' results of operations, financial condition and liquidity because such costs could not be passed through to our customers.

Our results may be adversely affected by the volatility in pension and other post-employment benefit expenses.

FirstEnergy recognizes in income the change in the fair value of plan assets and net actuarial gains and losses for the portion of the FirstEnergy defined benefit pension and OPEB plans that ultimately are attributed to the FET Subsidiaries. This adjustment to income associated with the change in fair value is recognized in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement, which could result in greater volatility in pension and OPEB expenses and may materially impact the results of operations of the FET Subsidiaries. Certain of the plan assets held in these trusts do not have readily determinable market values. Changes in the estimates and assumptions inherent in the value of these assets could affect the value of the trusts. If the value of the assets held by the trusts declines by a material amount, the funding obligation of the FET Subsidiaries to the trusts could materially increase. These assets are subject to market fluctuations and may yield uncertain returns, which may fall below FirstEnergy's projected return rates. Forecasting investment earnings and costs to pay future pension and other benefit obligations, requires significant judgment and actual results may differ significantly from current estimates. Capital market conditions that generate investment losses or that negatively impact the discount rate and increase the present value of liabilities may have significant impacts on the value of the pension and other trust funds, which could require significant additional funding and negatively impact the results of operations and financial position of the FET Subsidiaries.

Cyber-attacks, data security breaches and other disruptions to our and the FET Subsidiaries' information technology systems could compromise our and the FET Subsidiaries' business operations, critical and proprietary information and contractor employee and customer data, which could have a material adverse effect on our and the FET Subsidiaries' businesses, financial condition and reputations.

In the ordinary course of their business, the FET Subsidiaries and their affiliates depend on information technology systems that utilize sophisticated operational systems and network infrastructure to run all facets of our business.

Additionally, FET, the FET Subsidiaries and our affiliates store sensitive data, intellectual property and proprietary or personally identifiable information regarding our and the FET Subsidiaries' businesses, contractor employees, shareholders, customers, suppliers, business partners and other individuals in our individual and collective data centers and on our respective networks. We may also need to provide sensitive data to vendors and service providers who require access to this information. The secure maintenance of information and information technology systems is critical to FET and the FET Subsidiaries' operations.

Over the last several years, there has been an increase in the frequency of cyber-attacks by terrorists, hackers, international activist organizations, foreign governments and individuals. These and other unauthorized parties may attempt to gain access to our and the FET Subsidiaries' network systems or facilities, or those of third parties with whom we or our subsidiaries do business, including directly through network infrastructure or through fraud, trickery, or other forms of deception against our and the FET Subsidiaries' employees, contractors and temporary staff. Additionally, our and the FET Subsidiaries' information and information technology systems and those of our vendors and service providers may be increasingly vulnerable to data security breaches, damage and/or interruption due to viruses, ransomware, unauthorized physical access, theft of access devices, human error, malfeasance, faulty password management or other malfunctions and disruptions. Further, hardware, software, or applications we or the FET Subsidiaries develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and/or security.

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

Our and the FET Subsidiaries' infrastructure, as well as the transmission facilities of third parties with whom we are interconnected may be increasingly vulnerable to such attacks as a result of the rapidly evolving and increasingly sophisticated means by which attempts to defeat our and the FET Subsidiaries' security measures and gain access to information technology systems may be made. As our transmission facilities are interconnected with those of third parties, the operation of our facilities could be adversely affected by cyber-attacks or other unexpected or uncontrollable events occurring on the systems of such third parties.

Any actual or perceived cyber-attack, data security breach, damage, interruption and/or defect could: (i) disable the FET Subsidiaries' operations for a significant period of time; (ii) delay development and construction of new facilities or capital improvement projects; (iii) adversely affect the FET Subsidiaries' customers' operations; (iv) expose us to increased risk of lawsuits; (v) expose us to increased risk of regulatory penalties; (vi) expose us to increased risk of loss of potential or existing customers; (vii) expose us to increased risk of damage relating to loss of proprietary information; (viii) corrupt data; and/or (ix) result in unauthorized access to the information stored in our and the FET Subsidiaries' data centers and on our respective networks and those of our vendors and service providers, including company proprietary information, supplier information, employee data and personal customer data, causing the information to be publicly disclosed, lost or stolen or result in incidents that could result in economic loss and liability and harmful effects on the environment and human health, including loss of life.

We rely on, and are supported by, FirstEnergy's cyber security risk management program. As cyber threats continually evolve, including those that exploit advances in technologies such as artificial intelligence, and become more difficult to detect and successfully defend against, there can be no assurance that we, the FET Subsidiaries or FE can implement or maintain adequate preventive measures, accurately assess the likelihood of a cyber-incident or quantify potential liabilities or losses. Also, we, the FET Subsidiaries or FE may not discover any data security breach and loss of information for a significant period of time after the data security breach occurs, particularly those of our vendors and service providers.

For all of these reasons, for any of the FET Subsidiaries, any such cyber incident could result in significant lost revenue, the inability to conduct critical business functions and serve customers for a significant period of time, the loss of confidential, sensitive and proprietary information, including but not limited to personal information of customers, contractor and affiliate employees, suppliers, vendors and other third parties, the use of significant management resources, legal claims or proceedings, regulatory penalties, significant remediation costs, increased regulation, increased capital costs, increased protection costs for enhanced cybersecurity systems or personnel, and/or damage to our and the FET Subsidiaries' reputations, all of which could materially adversely affect our and the FET Subsidiaries' businesses, results of operations, financial condition and reputation.

Energy companies are subject to adverse publicity that makes them vulnerable to negative regulatory and legislative outcomes.

Energy companies, including the FET Subsidiaries, have been the subject of criticism on matters including the reliability of their electric distribution or transmission systems and services and the speed with which they are able to respond to power outages, such as those caused by storm damage. Adverse publicity of this nature, as well as negative publicity associated with the operation of coal-fired generation or proceedings seeking regulatory recoveries may cause less favorable legislative and regulatory outcomes and damage the FET Subsidiaries' reputations, which could have an adverse impact on our and the FET Subsidiaries' businesses and financial condition.

The physical risks associated with climate change may have an adverse impact on our and the FET Subsidiaries' businesses, operating results and cash flows.

Physical risks of climate change such as flooding, wildfires, rising sea levels, and other related phenomena, resulting from more frequent or more extreme weather events and changes in temperature and precipitation patterns associated with climate change, could affect some, or all, of our operations. Frequent or extreme weather events could disrupt our operations and/or be destructive, which could result in increased costs, including supply chain costs. An extreme weather event within the FET Subsidiaries' service areas could also directly affect their capital assets, such as downed wires, poles, or damage to other operating equipment, resulting in service disruptions to customers and possibly creating hazardous conditions. Further, as extreme weather conditions increase system stress, we may incur costs relating to additional system backup or service interruptions and, in some instances, we may be unable to recover such costs. For all of these reasons, these physical risks could have an adverse financial impact on our business operations, financial condition and cash flows.

Climate change poses other financial risks as well. To the extent weather conditions are affected by climate change, customers' energy use could increase or decrease depending on the duration and magnitude of the changes. Increased energy use due to weather changes may require us to invest in additional system assets and purchase additional power. Additionally, decreased energy use due to weather changes may affect our financial condition through decreased revenues, margins or earnings.

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

Changes in local, state or federal tax laws applicable to us and the FET Subsidiaries, including the IRA of 2022 or adverse audit results or tax rulings and any resulting increases in taxes and fees, may adversely affect our and the FET Subsidiaries' results of operations, financial condition and cash flows.

We and the FET Subsidiaries are subject to various local, state and federal taxes, including income, franchise, real estate, sales and use related taxes. We and the FET Subsidiaries exercise significant judgment in calculating such tax obligations, booking reserves as necessary to reflect potential adverse outcomes regarding tax positions we and the FET Subsidiaries have taken and utilizing tax benefits, such as carryforwards and credits. Additionally, various tax rate and fee increases may be proposed or considered in connection with such changes in local, state or federal tax law. We cannot predict whether legislation or regulations will be introduced, the form of any legislation or regulations, or whether any such legislation or regulations will be passed by legislatures or regulatory bodies. Any such changes, or any adverse tax audit results or adverse tax rulings on positions taken by us or the FET Subsidiaries could have a negative impact on our and the FET Subsidiaries' results of operations, financial condition and cash flows.

Specifically, the IRA of 2022 imposes a corporate AMT and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. While we continue to believe, more likely than not, that we and the FET Subsidiaries will be subject to corporate AMT, additional IRS guidance issued on February 18, 2026, provides certain tax repair deductions in calculating corporate AMT, which may reduce our AMT estimates or our conclusions as to whether we and the FET Subsidiaries are an AMT payer. We continue to evaluate this most recent AMT guidance, as well as prior guidance issued by the U.S.

Treasury and IRS. For periods subsequent to the closing of the FET Equity Interest Sale, we and the FET subsidiaries file a consolidated federal income tax return and are parties to an intercompany income tax allocation agreement. For periods prior to the closing of the FET Equity Interest Sale, we and the FET Subsidiaries were parties to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, could be allocated a share of any corporate AMT paid by the FirstEnergy consolidated tax group for those periods. The regulatory treatment of the IRA of 2022 may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in the IRA of 2022, including additional guidance from the U.S. Treasury and/or the IRS, or unfavorable regulatory treatment, could negatively impact our and the FET Subsidiaries' cash flows, results of operations and financial condition.

ATSI's and MAIT's respective rights to occupy and use the land and rights-of-way leased pursuant to Ground Leases upon or over which a substantial portion of their transmission facilities are located could be impaired by transfers of the leased property or because the Ground Leases do not describe the leased property with specificity.

Neither the Ground Leases nor any memoranda of the Ground Leases have been recorded in the jurisdictions where the relevant land and rights-of-way are located. Accordingly, in the event of a transfer by the owner of land or rights-of-way that are subject to a Ground Lease, there is a risk that a purchaser acting in good faith and without actual or constructive knowledge of ATSI's or MAIT's interests under the Ground Lease could obtain rights in such land and rights-of-way that are superior to that of ATSI or MAIT under such Ground Lease.

The descriptions of the leased property contained in the Ground Leases are general in nature and do not specifically identify, by metes and bounds legal descriptions or otherwise, individual parcels of property (or specific leased portions of parcels). The Ground Leases do, however, reference bills of sale and other documents containing detailed information regarding the location of the transmission assets that is useful in identifying the leased property. Because of the lack of specificity in the property descriptions in the Ground Leases, in the event of a challenge to ATSI's or MAIT's rights to any leased property under the Ground Leases, a court may be required to inquire beyond the actual terms of the Ground Leases to determine the full scope of ATSI's and MAIT's rights to such leased property, which inquiry may include an examination of such bills of sale and other documents. If in such a case the court is unable to specifically identify the property in question, the scope of ATSI's and MAIT's rights to access such property and operate related transmission facilities could be limited to something less than a complete leasehold interest, such as a contractual right to enter into a lease, or an access license, or an equitable right similar thereto. To the extent that there are defects or other imperfections with respect to the title to any of ATSI's or MAIT's assets or those ATSI or MAIT leases under the Ground Leases, ATSI, MAIT or we may incur significant expense or experience other financial losses in connection with, for example, legal proceedings contesting the validity of ATSI's or MAIT's title.

We are entirely dependent on FE and its affiliates, including FESC, for key personnel, including our executive officers, and other operational support. The unavailability of skilled workers, failure to attract and retain qualified personnel, and changes in our key personnel could adversely affect us.

We have contracted with FESC to provide us with corporate, administrative, management and other services under a service agreement. We depend on FESC hiring and retaining personnel sufficient to provide us support for our and our subsidiaries' day-to day operations.

Our executive officers are employees of FESC and officers of FE. We do not maintain key person life insurance policies on any personnel, and we do not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on FESC's ability to attract and retain, additional qualified personnel.

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

We expect to rely on access to bank and capital markets in the future as sources of liquidity for cash requirements not satisfied by cash distributions from the FET Subsidiaries. Increased scrutiny of the energy industry and the impacts of regulation, as well as changes in our or the FET Subsidiaries' financial performance, could result in credit agencies reexamining our or the FET Subsidiaries' credit ratings. A downgrade in our or the FET Subsidiaries' credit ratings from the nationally recognized credit rating agencies, particularly to levels below investment grade, could negatively affect our or the FET Subsidiaries' ability to access the bank and capital markets at attractive rates and increase our or the FET Subsidiaries' borrowing costs, especially in a time of uncertainty in either of those markets. Furthermore, a downgrade could increase the cost of such capital by causing us to incur higher interest rates and fees associated with such capital. A rating downgrade would also further increase our interest expense on our FET Revolving Facility and would also further increase the fees we pay on our FET Revolving Facility, thus increasing the cost of our working capital. Such a rating downgrade could also negatively impact our ability to grow our business or execute our business strategies by substantially increasing the cost of, or limiting access to, capital.

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

Because we are a holding company, our obligations under our indebtedness will be effectively subordinated to all existing and future liabilities of our subsidiaries. Therefore, our rights and the rights of our creditors, including the rights of the holders of our indebtedness, to participate in the liquidation of assets of any subsidiary will be subject to the prior claims of the subsidiary's creditors. To the extent that we may be a creditor with recognized claims against any of our subsidiaries, our claims would still be effectively subordinated to any security interest in, or mortgages or other liens on, the assets of the subsidiary and would be subordinated to any indebtedness, other liabilities and preferred securities, of the subsidiary, senior to that held by us. As of December 31, 2025, the FET Subsidiaries had approximately $4.25 billion of external indebtedness outstanding, consisting of senior notes and obligations under the Credit Facilities, of which $2.025 billion, $1.625 billion and $600 million represents outstanding indebtedness of ATSI, MAIT and TrAIL, respectively. Our subsidiaries have no preferred securities outstanding.

Risks Associated with Reputational Damage and HB 6 Related Litigation and Investigations

Damage to our and/or FirstEnergy's reputation may arise from numerous sources making it and its subsidiaries vulnerable to negative customer perception, adverse regulatory outcomes, or other consequences, which could materially adversely affect our business, results of operations, and financial condition.

Our reputation is important towards maintaining new and ongoing positive relationships with customers, regulators, investors and other stakeholders. Damage to FirstEnergy's reputation, including the reputation of any of its subsidiaries, including FET, could materially adversely affect our business, results of operations and financial condition. Such damage may arise from numerous sources further discussed below. Any damage to our reputation, either generally or as a result of the foregoing, may lead to negative customer perception, which may make it difficult for us to compete successfully for new opportunities, or could adversely impact our ability to launch new sophisticated technology-driven solutions to meet our customer expectations. A damaged reputation could further result in FERC, PUCO and other regulatory and legislative authorities being less likely to view us in a favorable light and could negatively impact the rates we charge customers or otherwise cause us to be susceptible to unfavorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent legislative or regulatory requirements.

HB 6 related investigation and litigation could have a material adverse effect on FirstEnergy's reputation, business, financial condition, results of operations, liquidity or cash flows and such adverse effects could extend to us.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and five years, respectively. Messrs. Householder and Borges have appealed their sentences. Also, on July 21, 2020, and in connection with the USAO's investigation, FirstEnergy received subpoenas for records from the USAO. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. On July 21, 2021, FE entered into a three-year DPA with the USAO that, subject to court proceedings, resolves this matter. Among other things under the DPA, FirstEnergy paid a $230 million monetary penalty in 2021 and agreed to the filing of a criminal information charging FirstEnergy with one count of conspiracy to commit honest services wire fraud.

As of July 22, 2024, FirstEnergy successfully completed the obligations required within the three-year term of the DPA. Under the DPA, and until the conclusion of any related investigation, criminal prosecution and civil proceeding brought by the U.S. Attorney's Office, FirstEnergy has an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney's Office of any changes in FirstEnergy's corporate form; and (iv) cooperating with the U.S. Attorney's Office. In accordance with the DPA, these obligations will continue until the completion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney's Office related to the conduct set forth in the DPA's statement of facts, including the January 17, 2025 indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy's successful completion of its remaining obligations, the U.S. Attorney's Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney's Office filed a status report confirming these commitments. If FirstEnergy is found to have breached the terms of the DPA, the U.S. Attorney's Office may elect to prosecute, or bring a civil action against, FirstEnergy for conduct alleged in the DPA or known to the government, which could result in fines or penalties and could have a material adverse impact on FirstEnergy's reputation or relationships with regulatory and legislative authorities, customers and other stakeholders, which may, in turn, have an adverse material impact on us.

Following the announcement by the U.S. Attorney's Office of the investigation surrounding HB 6 in July 2020, certain of FirstEnergy's stockholders and customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, including the federal securities class action litigation In re: FirstEnergy Corp. Securities Litigation (S.D. Ohio). FirstEnergy believes that it is probable that FirstEnergy will incur a loss in connection with the resolution of In re: FirstEnergy Corp. Securities Litigation. The outcome, duration, scope, result or related costs of the in securities class action litigation In re: FirstEnergy Corp. Securities Litigation are inherently uncertain. However, if it is resolved against FirstEnergy, substantial monetary damages could result and its reputation, business, financial condition, results of operations, liquidity or cash flows may be materially adversely affected, which may, in turn, have an adverse material impact on us.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

We rely on, and are supported by, FirstEnergy's cyber security risk Management Program.

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
Risk Management and Strategy

FirstEnergy has established a broad framework to assess, identify and manage material risks from cyber security threats. This program is established at the executive level, with regular reporting to, and oversight by, the FE Board as described below. At the highest level, FirstEnergy's program includes multi-layered governance by management, the FE Audit Committee, the FE Operations and Safety Committee, and the FE Board, as described in greater detail below.

Central management and coordination of the program helps FirstEnergy to comprehensively evaluate and protect against cyber threats. FirstEnergy's written policies and procedures identify how cyber security measures and controls are developed, implemented, and regularly reviewed and updated. FirstEnergy aims to align its cyber security program with national standards. For example, FirstEnergy has implemented and maintains a set of controls to manage cyber security risk based on, and in alignment with, the National Institute of Standards and Technology Cyber Security Framework, and for Bulk Electric System assets, the NERC Critical Infrastructure Protection standards. FirstEnergy also complies with various state laws and regulations on cyber security.

FirstEnergy's cyber security program identifies security controls and user responsibilities for the organization to identify and manage the risk of a cyber security incident. FirstEnergy also conducts various internal and external risk assessments each year. These include required annual compliance assessments, such as requirements under the Sarbanes-Oxley Act and Payment Card Industry Data Security Standard compliance audits, as well as ad-hoc assessments driven by emerging risks, changes in FirstEnergy's environment, or benchmark/roadmap needs. Risks identified in such assessments are considered for inclusion in FirstEnergy's risk portfolio, or incorporated directly into the cyber security program, and are then prioritized and addressed as needed through the organization's written policies and procedures. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on FirstEnergy and others, such as vendors and customers, if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. FirstEnergy also regularly evaluates the adequacy and sufficiency of specific controls.

To further protect its information and cyber assets, FirstEnergy has required since late 2022 that applicable prospective third-party vendors complete a privacy impact assessment, which is designed to identify potential privacy and cyber security risks for those vendors requiring access to personally identifiable information, and based on the results, include appropriate contractual provisions to mitigate any identified risks. FirstEnergy has also evaluated its third-party vendors onboarded prior to 2022 to identify which vendors had similar access to personally identifiable information and confirmed that such vendors also completed a privacy impact assessment.

FirstEnergy conducts cyber security exercises and training. For example, all personnel with any form of computer system access must complete cyber security training on a recurring basis, which educates personnel on FirstEnergy's policies and procedures for using FirstEnergy systems, keeping FirstEnergy information secure, and for safe, reliable operation of electric utility systems. FirstEnergy also conducts various tests of its cyber incident response plans, disaster recovery plans and business continuity plans with key stakeholders and responders for various areas of FirstEnergy's utility and business functions. FirstEnergy's management also holds executive cyber security incident tabletop exercises to train on cyber security incident response.

Additionally, FirstEnergy leverages third-party security firms in various capacities to assist with various aspects of FirstEnergy's cyber security program, including risk assessments, vulnerability scans, and penetration testing. FirstEnergy uses a variety of processes to address cyber security threats related to the use of third-party technology and services, such as reviewing independent assessments of the third party's cyber/information security controls, such as Systems and Organization Controls 2 audits or other standards-based assessments, where appropriate. As part of FirstEnergy's process to continuously improve its cyber and information security programs, FirstEnergy also engages third-party subject matter experts to assess and evaluate the effectiveness of various aspects of such programs.

In addition to the aforementioned efforts, FirstEnergy also strongly considers cyber security risks as a part of its overall strategy and invests heavily in sophisticated and layered security measures that use both technology and hard defenses to protect critical transmission facilities and its digital communications networks. For example, security enhancements to FirstEnergy's transmission infrastructure, such as enhanced cyber security monitoring and alarming are a key component of FirstEnergy's transmission investment program.

Despite the security measures and safeguards FirstEnergy has employed, including certain measures implemented pursuant to mandatory NERC Critical Infrastructure Protection standards, FirstEnergy's infrastructure may be increasingly vulnerable to such attacks as a result of the rapidly evolving and increasingly sophisticated means by which attempts to defeat security measures and gain access to information technology systems may be made. Also, FirstEnergy, or its vendors and service providers, may be at an increased risk of a cyber-attack and/or data security breach due to the nature of its business. Any such cyber incident could result in significant lost revenue, the inability to conduct critical business functions and serve customers for a significant period of time, the use of significant management resources, legal claims or proceedings, regulatory penalties, significant remediation costs, increased regulation, increased capital costs, increased protection costs for enhanced cyber security systems or personnel, damage to FirstEnergy's reputation and/or the rendering of its internal controls ineffective, all of which could materially adversely affect FirstEnergy's business, results of operations, financial condition and reputation.

Board Governance and Management

The FE Board has identified cyber security as a key enterprise risk and prioritizes the mitigation of this risk through FirstEnergy's enterprise risk management process. Responsibility for oversight of risk management generally lies with the FE Board and the FE Audit Committee has primary responsibility to oversee enterprise risk management. To effectively manage oversight of FE's cyber security risk management practices, since 2022, the FE Board has delegated oversight authority to each of FE's Audit and Operations and Safety Committees, respectively, as detailed in each Committees' charters. The FE Audit Committee has primary responsibility to oversee the disclosure of material cyber security incidents, as well as the general obligation to ensure the proper risk oversight structure of cyber security as part of FirstEnergy's overall enterprise risk management program and the internal controls applicable to cyber security matters. The FE Operations and Safety Oversight Committee has primary responsibility to oversee the operational aspects of FirstEnergy's cyber security policies, programs, initiatives and strategies, as well as operational risk considerations related to cyber security matters. FirstEnergy's Cyber Security Leaders regularly provide reports at the FE Audit Committee, FE Operations and Safety Oversight Committee, and to the full FE Board. Each such Committee and the full FE Board work collaboratively to ensure fulsome oversight with the proper focus of each respective Board body. These reports include, among other things, current and emerging cyber security risks to FirstEnergy, incidents that were escalated to management during the prior quarter, including those that did not require immediate escalation to the appropriate Committee and/or full FE Board, internal and external assessments of FirstEnergy's cyber security program, and a roadmap of projects to manage its cyber security posture.

At the executive and management level, the CISO has primary responsibility for the development, operation, and maintenance of FirstEnergy's cyber security program. The CISO has over 30 years of cyber-experience with both large domestic and international companies, and holds an ISC2 Certified Information Systems Security Professional certification. The CISO reports directly to FirstEnergy's Chief Information Officer, who is responsible for all of FirstEnergy's digital and technology services and is FirstEnergy's most senior information technology executive. Under the CISO's oversight, FirstEnergy's cyber security team implements and provides governance and functional oversight for cyber security controls and services. Cyber security processes include escalation of certain risks and incidents, including those that originate or occur at third parties, to the FE Chief Information Officer, FE Chief Operating Officer, FirstEnergy's legal team, and the executive leaders as appropriate based on the severity of any such risk or incident. In addition, regular updates from the cyber security teams, in conjunction with real-time escalation on an as-needed basis, are also used to update the risk landscape.

In the event of any significant cyber security incident involving FET or its subsidiaries, FirstEnergy's Cyber Security Incident Response Plan provides for a severity determination by the cyber security incident response team based on factors such as the number of assets affected, the likelihood of inappropriate data exposure, operational impact, reliability impact, and regulatory impact. Dependent upon the severity of an incident, it is FirstEnergy's practice to escalate the incident to the FE Chief Information Officer, FE Chief Risk Officer, FirstEnergy's legal team and the FE and FET senior leadership teams, including the FE Chief Legal Officer, FE and FET principal financial officers, and the FE and FET principal executive officers. Such members of management then determine whether, based on various factors, the incident requires immediate escalation to the FET Board, FE Audit Committee and FE Operations and Safety Committee, or the full FE Board.

Although the risks from cyber threats have not materially affected FirstEnergy's or FET's business strategy, results of operations, or financial condition to date, FirstEnergy continues to closely monitor cyber risk. The FirstEnergy cyber security team also monitors new and emerging threats and is constantly improving and refining its security controls to respond not only to those new and emerging threats, but also to address the security impact and requirements of new technologies such as artificial intelligence and quantum computing. Overall, FirstEnergy has implemented tactical processes for assessing, identifying, and managing material risks from cyber security threats to FirstEnergy including governance at the executive and board level of FirstEnergy's cyber security program, including FE's risk management strategy and the controls designed to protect its operations. Additionally, FirstEnergy, through its Disclosure Committee, has updated its disclosure controls and procedures to ensure appropriate disclosure of any material cyber security incidents. See Item 1A. Risk Factors for additional information regarding FET's cyber security risks. Those sections of Item 1A. Risk Factors should be read in conjunction with this Item 1C. Cybersecurity.

ITEM 2.     PROPERTIES

ATSI - ATSI owns and operates the FERC-jurisdictional transmission assets, which operate at nominal voltages of 345 kV, 138 kV (bulk transmission) and 69 kV (area transmission). ATSI's facilities consist of approximately 7,965 circuit miles of transmission lines. ATSI's assets do not include distribution facilities used to provide retail service or generation facilities, although it is party to an agency agreement with OE, CEI, TE and FE PA that permits it to use their distribution facilities as needed to provide wholesale electric service. In addition, a major portion of the land, easements and other real property interests on, under or over which ATSI's transmission facilities are situated continue to be owned by OE, CEI, TE and FE PA and are leased to ATSI pursuant to the Ground Leases. See "Agreements with FirstEnergy - Ground Leases" in Item 13., "Certain Relationships and Related Transactions, and Director Independence" for additional information on Ground Leases.

The Akron Transmission Operations Center, located in Akron, Ohio and owned by ATSI, was completed in late 2013. The Center for Advanced Energy Technology, a state-of-the art facility dedicated to evaluating transmission technology, security hardening cyber assets and training staff on grid solution, located in Akron, Ohio, was completed in 2019, and is owned by ATSI.

MAIT - MAIT owns and operates the FERC-jurisdictional transmission assets. MAIT's assets consist of approximately 4,281 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in PJM. MAIT's assets do not include distribution facilities used to provide retail service or generation facilities, although it is party to an agency agreement with FE PA that permits it to use its distribution facilities as needed to provide wholesale electric service. In addition, a major portion of the land, easements and other real property interests on, under or over which MAIT's transmission facilities are situated continue to be owned by FE PA and are leased to MAIT pursuant to a Ground Lease. See "Agreements with FirstEnergy - Ground Leases" in Item 13., "Certain Relationships and Related Transactions, and Director Independence" for additional information on Ground Leases.

TrAIL - TrAIL's facilities consist of approximately 269 circuit miles of transmission lines with nominal voltage of 500 kV, 345 kV, 230 kV and 138 kV, including a 500 kV transmission line that spans approximately 150 miles and extends from southwest Pennsylvania through West Virginia and into northern Virginia. The line was completed and placed in service on May 19, 2011. A transmission operations center for TrAIL located in Fairmont, West Virginia was completed in late 2010.

As of December 31, 2025, FET's transmission circuit miles are located in PJM and were as follows:

Transmission Line Miles
ATSI	7,965
MAIT	4,281
TrAIL	269
Total	12,515

ITEM 3.     LEGAL PROCEEDINGS

Reference is made to Note 9., "Regulatory Matters," and Note 10., "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements for a description of certain legal proceedings involving FirstEnergy Transmission, LLC.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FET was organized as a limited liability company under the laws of the State of Delaware in 2006. On May 31, 2022, Brookfield acquired 19.9% of the membership interests of FET. On March 25, 2024, Brookfield acquired an additional 30% of the outstanding membership interests of FET. As a result, Brookfield's equity interest in FET increased to 49.9%, while FE retained the remaining 50.1% equity interest in FET. FET is a consolidated VIE of FE. On January 1, 2024, PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.
ITEM 6.     [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on information currently available to management. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms "anticipate," "potential," "expect," "forecast," "target," "will," "intend," "believe," "project," "estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•the ability to experience growth in our business at the FET Subsidiaries;
•the accomplishment of the FET Subsidiaries' regulatory and operational goals in connection with their transmission plan;
•changes in assumptions regarding factors such as economic conditions within the FET Subsidiaries' territories, assessments of the reliability of the FET Subsidiaries' transmission systems, or the availability of capital or other resources supporting identified transmission investment opportunities;
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
•the risks and uncertainties associated with litigation, including the securities class action lawsuit brought against FE, regulatory proceedings, arbitration, mediation and similar proceedings;
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
•the risks associated with physical attacks, such as acts of war, terrorism, sabotage or other acts of violence, cyber-attacks and other disruptions to our information technology system, which may compromise the FET Subsidiaries' transmission services, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information regarding our business, employees, shareholders, customers, suppliers, business partners and other individuals in our data centers and on our networks;
•the FET Subsidiaries' ability to comply with applicable federal reliability standards;
•legislative and regulatory developments, including, but not limited to, matters related to rates, transmission planning, co-location of generation and large loads, and compliance and enforcement activity;
•changes to environmental laws and regulations, including, but not limited to, federal and state laws and regulations related to climate change, and potential changes to such laws and regulations;
•changes in the FET Subsidiaries' customers' demand for power, including, but not limited to, economic conditions, the impact of climate change, emerging technology, particularly with respect to data centers, electrification, energy storage and distributed sources of generation;
•the impact of changes to significant accounting policies;
•the impact of any changes in tax laws or regulations, including, but not limited to, the IRA of 2022, the OBBBA, or adverse tax audit results or rulings and potential changes to such laws and regulations;
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
•the risks and other factors discussed in our financial statements and other similar factors; and
•any other statements that relate to non-historical or future information.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A., "Risk Factors", (b) Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations", and (c) other factors discussed herein and in FET's other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. We expressly disclaim any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

FIRSTENERGY TRANSMISSION, LLC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K discusses 2025 and 2024 results and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" of FET's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.
FET'S BUSINESS

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
FET is the holding company for the FET Subsidiaries. Through its subsidiaries, FET owns and operates high-voltage transmission facilities within the PJM region, which consist of 12,515 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Ohio, Pennsylvania, West Virginia, Maryland and Virginia. FET has a single operating segment. FET’s revenues are derived primarily from the FET Subsidiaries. The FET Subsidiaries, in turn, derive nearly all of their revenues from providing network transmission service, point-to-point transmission service, and scheduling, control and dispatch service over their respective systems. The FET Subsidiaries are subject to regulation by FERC and applicable state regulatory authorities. The FET Subsidiaries' rate base was $8.8 billion as of December 31, 2025.
The FET Subsidiaries' transmission facilities are connected to generation resources, distribution facilities and neighboring transmission systems. The transmission facilities currently transmit electricity in PJM from generating stations to local electricity distribution facilities located, in the case of ATSI, primarily in Ohio and Pennsylvania, in the case of MAIT, primarily in Pennsylvania, and in the case of TrAIL, primarily in Pennsylvania, West Virginia and northern Virginia.

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

FERC policy currently permits recovery of prudently incurred costs associated with expansion and updating of transmission infrastructure within its jurisdiction. FERC's policies on recovery of transmission costs continue to evolve, evidenced by ongoing proceedings to determine an appropriate ROE methodology to determine transmission ROEs, to determine whether FERC's existing policies on transmission rate incentives should be revised, and to determine whether transmission utilities will be permitted to invest in transmission system network upgrades that are constructed to serve AI-related facilities such as data centers.

Energize365

A robust plan for customer-focused growth, Energize365 is the centerpiece of FET's regulated transmission capital investment strategy that aims to utilize all investments to support its strategic priorities including clean energy, improving grid reliability and resiliency and supporting the clean energy transition. Through the Energize365 program, FET expects to spend approximately $11.6 billion in system-wide capital investments from 2026 through 2030. FET believes there is a continued long-term pipeline of investment opportunities for its existing transmission infrastructure beyond those identified through 2030.

Valley Link

On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Long-Term Proposal Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

Grid Growth

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for FET and Transource to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship among the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the PJM 2025 RTEP Long-Term Proposal Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million. As of February 13, 2026, the relative ownership interests of the members are FET (50%) and Transource (50%).

RESULTS OF OPERATIONS

Summary of Results of Operations — 2025 Compared with 2024

FET financial results for the years ended December 31, 2025 and 2024, were as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	Change

Revenues:
Revenues from non-affiliates	$1,802	$1,684	$118
Revenues from affiliates	18	17	1
Total revenues	1,820	1,701	119

Operating Expenses:
Other operating expenses	302	329	(27)
Provision for depreciation	351	321	30
Amortization of regulatory assets, net	5	6	(1)
General taxes	301	279	22
Total operating expenses	959	935	24

Other Income (Expense):
Interest income from affiliates	14	12	2
Miscellaneous income, net	1	4	(3)
Pension and OPEB mark-to-market adjustment	22	7	15
Interest expense - non-affiliates	(308)	(266)	(42)
Interest expense - affiliates	(3)	(7)	4
Capitalized financing costs	81	57	24
Total other expense	(193)	(193)	—

Income taxes	90	162	(72)

Income attributable to noncontrolling interest	76	69	7

Earnings Attributable to FirstEnergy Transmission, LLC	$502	$342	$160

Results of Operations

Earnings attributable to FET increased by $160 million in 2025, as compared to the same period of 2024, primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2025, the absence of a charge for an expected refund, with interest, in the fourth quarter of 2024 as a result of the Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership, the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024, and higher revenues from regulated capital investments that increased rate base, partially offset by true-up adjustments from the annual forward looking transmission rate filings.

Revenues

Total revenues increased by $119 million in 2025, as compared to 2024, primarily due to a higher rate base, the absence of a charge for an expected refund, with interest, in the fourth quarter of 2024 as a result of the Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership, and higher recovery of transmission operating expenses, partially offset by true-up adjustments from the annual forward looking transmission rate filings.

	For the Years Ended December 31,
Revenues by Transmission Asset Owner	2025	2024	Change
		(In millions)
ATSI	$1,079	$1,000	$79
TrAIL	265	274	(9)
MAIT	487	440	47
Other	—	(2)	2
Intercompany Eliminations	(11)	(11)	—
Total Consolidated Revenues	$1,820	$1,701	$119

Operating Expenses

Total operating expenses increased by $24 million in 2025, as compared to 2024, primarily due to higher depreciation and property tax expenses from a higher asset base, partially offset by lower operating and maintenance expenses and the absence of an $11 million impairment charge associated with the Akron general office in 2024. Other than the impairment charge, nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expense is flat in 2025, as compared to the same period of 2024, primarily due to higher interest expenses from new long-term debt issuances, offset by higher capitalized financing costs, higher pension and OPEB mark-to-market adjustment, and the absence of a prior year non-recoverable charge.

Income Taxes

FET's effective tax rate for the years ended December 31, 2025 and 2024, was 13.5% and 28.3%, respectively. The decrease in the effective tax rate was primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2025, and the absence of a tax charge related to the FET Equity Interest Sale in the first quarter of 2024.
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

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2025 and 2024, and the changes during the year 2025:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2025	2024	Change
	(In millions)
Customer payables for future income taxes	$(487)	$(582)	$95
Asset removal costs	33	9	24
Deferred transmission costs	(48)	117	(165)
MISO exit fee(1)	21	26	(5)
Vegetation management costs(1)	5	6	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(476)	$(424)	$(52)
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
CAPITAL RESOURCES AND LIQUIDITY

FET expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations. FET's and the FET Subsidiaries' business is capital intensive, requiring significant resources to fund operating expenses, construction and other expenditures, scheduled debt maturities, interest and distribution payments.

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

In addition to internal sources to fund liquidity and capital requirements for 2026 and beyond, FET and the FET Subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through affiliated and non-affiliated short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt or equity contributions from FE and/or Brookfield. FET and the FET Subsidiaries expect that borrowing capacity under the Credit Facilities will continue to be available to manage working capital requirements along with continued access to long-term capital markets.

FET and the FET Subsidiaries' capital investments in 2023, 2024, and 2025 are included below.

(In millions)	2023 Actual	2024 Actual	2025 Actual
Capital Investments	$1,162	$1,317	$1,632

FET's subsidiaries will continue to make significant capital investments over the next five years across their respective electric transmission systems. In particular, the FET Subsidiaries are expected to annually invest in capital investments from 2026 through 2030 to upgrade their transmission system. The following table presents the capital investments forecast for the next five years.

(In millions)	2026 Forecast	2027 Forecast	2028 Forecast	2029 Forecast	2030 Forecast
Capital Investments Forecast(1)	$1,760	$1,965	$2,200	$2,540	$3,090
(1) Including FET's share of joint ventures.

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

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FET and the FET Subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

As of December 31, 2025, FET's net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, short-term borrowings, accounts payable, and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

Short-Term Borrowings / Revolving Credit Facilities

On October 27, 2025, FET and the FET subsidiaries entered into amendments to their respective credit facilities to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2029 to October 20, 2030, for the FET credit facility and (b) from October 18, 2028 to October 18, 2029 for the FET Subsidiaries' credit facility.

Borrowings under the Amended Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under the Amended Credit Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. The Amended Credit Facilities contain financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under the Amended Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

The Amended Credit Facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FET has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FET's interest expense for any particular period will fluctuate based on SOFR and other variable interest rates. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FET's results of operations, cash flows, financial condition and liquidity.

FET had $246 million and $302 million of outstanding short-term borrowings as of December 31, 2025 and 2024, respectively. FET's available liquidity from external sources as of February 16, 2026, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2030	$1,000	$715
ATSI, MAIT and TrAIL	October 2029	850	849
	Subtotal	$1,850	$1,564
Cash and Cash equivalents		—	8
	Total	$1,850	$1,572

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of December 31, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Limitations	Debt-to-Total-Capitalization Ratio
	(In millions)
FET	N/A	$1,000	65.8%
ATSI(1)	$500	350	39.4%
MAIT(1)	400	350	41.0%
TrAIL(1)	400	150	39.8%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies' money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Amended Credit Facilities and against the borrowers' borrowing sublimit. As of December 31, 2025, FET and the FET Subsidiaries had $13 million in outstanding LOC's, $1 million of which are issued under the Credit Facilities.

Revolving Credit Facility	LOC Availability as of December 31, 2025	LOC Utilized as of December 31, 2025
	(In millions)
FET	$100	$—
ATSI, MAIT and TrAIL	$200	$1
The Amended Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under the Amended Credit Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2025, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Amended Credit Facilities.

FET and the FET Subsidiaries are subject to debt-to-total-capitalization ratios of 75% and 65%, respectively. FET, ATSI, MAIT, and TrAIL could issue debt of approximately $3.9 billion, $3.7 billion, $2.7 billion, and $1.1 billion, respectively, or incur a reduction of equity of approximately $1.3 billion, $2.0 billion, $1.5 billion, and $579 million, respectively, and would remain within the limitations of the financial covenant requirements as defined under the Amended Credit Facilities.

FirstEnergy Money Pools

As regulated money pool participants, the FET Subsidiaries have the ability to borrow from each other, regulated affiliates and FE to meet their short-term working capital requirements. FET had a similar but separate arrangement with FE's unregulated money pool participants, however, effective June 1, 2024, FET no longer participates in the unregulated money pool.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2025	2024
For the Years Ended December 31,	4.51%	5.74%	4.89%	6.44%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and the FET Subsidiaries' credit ratings as of February 17, 2026:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit Watch(1)
Issuer	S&P	Moody's	Fitch	S&P	Moody's	Fitch	S&P	Moody's	Fitch	S&P	Moody's	Fitch
FET	A	Baa2	BBB+	—	—	—	A-	Baa2	BBB+	S	S	S
ATSI	A	A3	A	—	—	—	A	A3	A+	S	S	S
MAIT	A	A3	A	—	—	—	A	A3	A+	S	S	S
TrAIL	A	A3	A	—	—	—	A	A3	A+	S	S	S
(1) S = Stable, P = Positive

On December 23, 2025, S&P upgraded FET's corporate credit rating to A from A-, its senior unsecured rating to A- from BBB+, and upgraded each of the FET Subsidiaries' corporate credit rating to A from A- and their senior unsecured ratings to A from A-. S&P also revised the outlook of FET and the FET Subsidiaries' to stable.

On September 23, 2025, Fitch affirmed the ratings and outlooks of FET and the FET Subsidiaries.

The applicable undrawn and drawn margin on the credit facilities are subject to ratings-based pricing grids. The applicable fee paid on the undrawn commitments and on actual borrowings under the credit facilities are based on FET's senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody's.
Cash Requirements and Commitments

FET has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.

As of December 31, 2025 (Undiscounted)	Total	2026	2027-2028	2029-2030	Thereafter
	(In millions)
Long-term debt(1)	$6,750	$75	$1,100	$725	$4,850
Short-term borrowings	246	246	—	—	—
Interest on long-term debt	2,562	277	533	452	1,300
Operating leases(2)	1,543	21	42	42	1,438
Committed investments(3)	1,733	418	862	453	—
Total	$12,834	$1,037	$2,537	$1,672	$7,588
(1) Excludes unamortized discounts and premiums.
(2) See Note 4., "Leases," of the Notes to Consolidated Financial Statements.
(3) Amounts represent committed capital expenditures.

The table above excludes regulatory liabilities (see "Regulatory Assets and Liabilities" above), asset retirement obligations, reserves for litigation, injuries and damages, environmental remediation, and annual insurance premiums, since the amount and timing of the cash payments are uncertain. The table also excludes accumulated deferred income taxes and investment tax credits since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year.

Changes in Cash Position

As of December 31, 2025, FET had $8 million of cash and cash equivalents compared to $8 million of cash and cash equivalents as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Years Ended December 31,
(In millions)	2025	2024	2023

Net cash provided from operating activities	$1,166	$1,140	$637
Net cash (used for) provided from investing activities	(1,673)	(1,437)	406
Net cash provided from (used for) financing activities	507	229	(1,044)
Net change in cash, cash equivalents and restricted cash	—	(68)	(1)

Cash, cash equivalents, and restricted cash at beginning of period	8	76	77
Cash, cash equivalents, and restricted cash at end of period	$8	$8	$76

Cash Flows From Operating Activities

FET's most significant sources of cash are derived from providing network transmission service, point-to-point transmission service, and scheduling, controlling and dispatching service over their respective systems. The most significant use of cash from operating activities is transmitting electricity to serve customers, collecting or returning transmission revenue collections from PJM and paying tax authorities, lenders and other FirstEnergy affiliated companies, including FESC, for a wide range of materials and services.

Net cash provided from operating activities was $1,166 million during 2025, $1,140 million during 2024, and $637 million during 2023. The increase in cash from operating activities in 2025 from 2024 is primarily due to increased revenue due to higher rate base and higher net transmission revenue collections based on the timing of formula rate collections, partially offset by the timing of accounts payable disbursements.

    Cash Flows From Investing Activities

Net cash used for investing activities in 2025 principally represented cash used for capital investments and loans with affiliated companies. The following table summarizes investing activities for 2025, 2024 and 2023:

	For the Years Ended December 31,
Investing Activities	2025	2024	2023
	(In millions)
Capital investments	$1,491	$1,172	$1,042
Loans with affiliated companies, net	71	180	(1,537)
Asset removal costs	106	83	91
Other	5	2	(2)
	$1,673	$1,437	$(406)

Net cash used for investing activities during 2025 increased by $236 million, as compared to the same period of 2024, primarily due to increased spend in capital investments.

Cash Flows From Financing Activities
Net cash provided from (used for) financing activities was $507 million, $229 million, and $(1,044) million in 2025, 2024, and 2023, respectively. The following table summarizes financing activities for the years ended 2025, 2024, and 2023.

	For the Years Ended December 31,
Financing Activities	2025	2024	2023
	(In millions)

New Issues:
Senior unsecured notes	$1,475	$1,200	$325
	$1,475	$1,200	$325

Redemptions / Repayments:
Senior unsecured notes	$(625)	$(600)	$—
	$(625)	$(600)	$—

Short-term borrowings, net	$(56)	$(81)	$229
Cash distribution paid to noncontrolling interest	(70)	(61)	(66)
Distribution payments	(200)	(215)	(1,527)
Other	(17)	(14)	(5)
	$507	$229	$(1,044)

The following redemptions and issuances occurred during the twelve months ended December 31, 2025.

Company	Type	Issuance / Redemption Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
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

Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering. On November 4, 2025, FET filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on December 3, 2025. On January 21, 2026, FET completed an exchange offer of these senior notes for like principal amounts registered under the Securities Act.

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of December 31, 2025 was $47 million. See Note 10., "Commitments, guarantees and contingencies," of the Notes to Consolidated Financial Statements for more information.

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of December 31, 2025, the fair value of FET’s support obligations relating to the Valley Link credit facility was immaterial.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET's or the FET Subsidiaries' credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $13 million of collateral, in the form of LOCs, as of December 31, 2025.
MARKET RISK INFORMATION

Interest Rate Risk

FET and the FET Subsidiaries' exposure to fluctuations in market interest rates is reduced since all long-term debt has fixed interest rates, as noted in the table below. FET and the FET Subsidiaries are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Comparison of Carrying Value to Fair Value as of December 31, 2025
Year of Maturity or Notice of Redemption	2026	2027	2028	2029	2030	There-after	Total	Fair Value
	(In millions)
Liabilities:
Long-term Debt:
Fixed rate	$75	$—	$1,100	$—	$725	$4,850	$6,750	$6,576
Average interest rate	4.0%	—%	3.5%	—%	4.7%	4.6%	4.5%

The Amended Credit Facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FET has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FET's interest expense for any particular period will fluctuate based on SOFR and other variable interest rates.

Economic Conditions

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FET and the FET Subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.
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

OUTLOOK

INCOME TAXES

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FET determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected in the effective tax rate reconciliation table below as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FET made the appropriate updates in its annual formula rates for its impacted subsidiaries.

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

While FET continues to believe, more likely than not, it will be subject to corporate AMT, additional IRS guidance issued on February 18, 2026, provides certain tax repair deductions in calculating corporate AMT, which may reduce or otherwise significantly change FET’s AMT estimates or its conclusions as to whether it is an AMT payer. FET continues to evaluate this most recent AMT guidance, as well as prior guidance issued by the U.S. Treasury and/or IRS. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FET’s cash flows, results of operations and financial condition.

FERC REGULATORY MATTERS

With respect to their transmission services and rates, the FET Subsidiaries are subject to regulation by FERC. Under the FPA, FERC regulates rates for transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters. FERC regulations require the FET Subsidiaries to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of the FET Subsidiaries are subject to functional control by PJM, and transmission service using the FET Subsidiaries transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for each one of FET's transmission owner entities as of December 31, 2025:

Company	Allowed Debt/Equity Capital Structure	Allowed ROE
ATSI	Actual (13-month average)	9.88%(1)
MAIT	Lower of Actual (13-month average) or 60% equity	10.3%
TrAIL	Actual (year-end)	12.7%(2) /11.7%(3)
(1) Reflects a 0.5% reduction to the 10.38% approved ROE due to the January 2025 Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership (see Transmission ROE Incentive)
(2) TrAIL the Line and Black Oak Static Var Compensator
(3) All other projects

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the FET Subsidiaries. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that the FET Subsidiaries operate are located within the RFC region. FET actively participates in the NERC and RFC stakeholder processes and otherwise monitors and manages its companies, including the FET Subsidiaries, in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

FET and the FET Subsidiaries believe that they are in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities FET and/or the FET Subsidiaries occasionally learn of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FET and the FET Subsidiaries develop information about the occurrence and develop a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FET's and/or the FET Subsidiaries' part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on FET's and/or the FET Subsidiaries' financial condition, results of operations and cash flows.

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FET reclassified certain transmission capital assets to operating expenses for the audit period. FET fully recovered approximately $91 million of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024 and January 13, 2025, the FERC Office of Enforcement issued further data requests related to a matter unrelated to FET, to which FirstEnergy responded. The FERC Office of Enforcement took no action with respect to the referred matters, and on December 23, 2025, FERC staff notified FirstEnergy that the audit is concluded.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

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

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100 kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy together with the PJM transmission owners filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries, however, whether this lawsuit moves forward could have a material impact on FET’s transmission capital investment strategy.

Valley Link Formula Transmission Rate

On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. The most recent settlement conference was held on December 9, 2025, at which the parties agreed to a procedural schedule to govern the next phase of the settlement process. The capital structure incentive and the other open rate design matters are being addressed in the confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The Energy Secretary advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The Energy Secretary requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the Energy Secretary’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. FET is unable to predict the outcome of this rulemaking procedure. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, FET's strategy of investing in transmission could be adversely affected.
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

OTHER LEGAL PROCEEDINGS

There are various lawsuits, claims and proceedings related to FET's normal business operations pending against FET or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FET or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 9., "Regulatory Matters," of the Notes to Consolidated Financial Statements.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

FET prepares consolidated financial statements in accordance with GAAP. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. FET's accounting policies require significant judgment regarding estimates and assumptions underlying the amounts included in the financial statements. Additional information regarding the application of accounting policies is included in the Notes to Consolidated Financial Statements.

Loss Contingencies

FET and its subsidiaries are involved, from time to time, in a number of investigations, litigation, regulatory audits, arbitration, mediation, and similar proceedings. FET and its subsidiaries regularly assess their liabilities and contingencies in connection with asserted or potential matters and establish reserves when appropriate. In the preparation of the financial statements, FET and its subsidiaries make judgments regarding the future outcome of contingent events based on currently available information and accrue liabilities when it is concluded that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where FET and its subsidiaries determine that it is not probable, but reasonably possible that they have a material obligation, such obligations are disclosed and the possible loss or range of loss if such estimate can be made. Circumstances change over time and actual results may vary significantly from estimates. Please see Note 9., "Regulatory Matters," and Note 10., "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements for additional information.

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

FET and its subsidiaries have elected the optional invoice practical expedient for most revenues and utilize the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations. See Note 2., "Revenue," of the Notes to Consolidated Financial Statements for additional information.

Regulatory Accounting

FET is subject to regulation that sets the prices (rates) that it is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

FET reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FET will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FET will write off that regulatory asset as a charge against earnings. FET considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and, as such, net regulatory assets and liabilities are presented in the non-current section on the FET Consolidated Balance Sheets. See Note 9., "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes, including reserve amounts for uncertain tax positions and reporting of tax-related assets and liabilities. FET and its subsidiaries are required to make judgments regarding the interpretation of tax laws and associated regulations and the potential tax effects of various transactions and results of operations in order to estimate their obligations to taxing authorities.

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

FET and its subsidiaries account for uncertainty in income taxes in the financial statements using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. FET and its subsidiaries recognize interest expense or income related to uncertain tax positions in income taxes by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, or new regulations or guidance, forecasted results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities.

See Note 3., "Taxes," of the Notes to Consolidated Financial Statements for additional information on income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1., "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A. relating to market risk is set forth in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FirstEnergy Transmission, LLC required in this item are set forth beginning on page 38.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of FirstEnergy Transmission, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FirstEnergy Transmission, LLC and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of members' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the Effects of Rate Regulation

As described in Note 1 to the consolidated financial statements, the Company is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. As of December 31, 2025, there were net regulatory liabilities of $476 million.

The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) obtaining the Company's correspondence with regulators, (ii) evaluating the reasonableness of management's assessment regarding regulatory guidance, proceedings, and legislation and the related accounting implications, and (iii) testing, on a sample basis, the regulatory assets and liabilities by considering the provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 24, 2026

We have served as the Company's auditor since 2011.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions)	2025	2024	2023

REVENUES:
Revenues from non-affiliates	$1,802	$1,684	$1,636
Revenues from affiliates	18	17	16
Total revenues	1,820	1,701	1,652

OPERATING EXPENSES:
Other operating expenses (1)	302	329	313
Provision for depreciation	351	321	291
Amortization of regulatory assets, net	5	6	6
General taxes	301	279	256
Total operating expenses	959	935	866

OPERATING INCOME	861	766	786

OTHER INCOME (EXPENSE):
Interest income from affiliates	14	12	16
Miscellaneous income, net	1	4	2
Pension and OPEB mark-to-market adjustment	22	7	(31)
Interest expense - non-affiliates	(308)	(266)	(220)
Interest expense - affiliates	(3)	(7)	(17)
Capitalized financing costs	81	57	38
Total other expense	(193)	(193)	(212)

INCOME BEFORE INCOME TAXES	668	573	574

INCOME TAXES	90	162	136

NET INCOME	578	411	438

Income attributable to noncontrolling interest	76	69	69

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$502	$342	$369

(1) Includes affiliated operating expenses of $191 million, $187 million and $180 million in 2025, 2024 and 2023, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8	$8
Receivables-
Affiliated companies	5	23
Other	91	94
Notes receivable from affiliated companies	268	197
Prepaid taxes and other	42	22
	414	344
PROPERTY, PLANT AND EQUIPMENT:
In service	14,069	12,894
Less — Accumulated provision for depreciation	2,804	2,596
	11,265	10,298
Construction work in progress	1,204	914
	12,469	11,212
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	19	19
Regulatory assets	—	18
Property taxes	313	289
Operating lease right-of-use asset(1)	412	412
Other	38	47
	1,006	1,009
TOTAL ASSETS(3)	$13,889	$12,565
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$75	$625
Short-term borrowings-
Affiliated companies	1	2
Other	245	300
Accounts payable - Affiliated companies	119	142
Accrued taxes	335	306
Accrued interest	101	68
Other	15	15
	891	1,458
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	6,629	5,239
Accumulated deferred income taxes	1,540	1,412
Property taxes	321	289
Regulatory liabilities	476	442
Noncurrent operating lease obligation(2)	405	406
Other	9	9
	9,380	7,797
TOTAL LIABILITIES(3)	10,271	9,255

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	588	286
Total members' equity	2,838	2,536
Noncontrolling interest	780	774
TOTAL EQUITY	3,618	3,310

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10.)

TOTAL LIABILITIES AND EQUITY	$13,889	$12,565
(1) Includes $409 million as of December 31, 2025 and $410 million as of December 31, 2024 associated with affiliated leases.
(2) Includes $403 million as of December 31, 2025 and $404 million as of December 31, 2024 associated with affiliated leases.
(3) As of December 31, 2025 and 2024, the assets of FET's VIE were $4,532 million and $3,854 million, respectively, that can only be used to settle obligations of the VIE. As of December 31, 2025 and 2024, these assets include, respectively: Accounts receivable of $26 million and $32 million, Notes receivable from affiliated companies of $21 million and $5 million, Prepaid taxes and other current assets of $3 million and $2 million, Property, plant, and equipment of $4,249 million and $3,558 million, Goodwill of $224 million in 2025 and 2024, Regulatory assets of $18 million in 2024, Operating lease right-of-use asset of $1 million in 2025 and 2024, and Other noncurrent assets of $8 million and $14 million in 2025 and 2024. The consolidated liabilities as of December 31, 2025 and 2024, include $2,185 million and $1,760 million, respectively, of liabilities of the VIE whose creditors have no recourse to FET. As of December 31, 2025 and 2024, these liabilities include, respectively: Short-term borrowings of $150 million in 2025, Accounts payable of $78 million and $90 million, Accrued interest of $16 million and $11 million, Accrued taxes of $8 million and $7 million, other current liabilities of $7 million and $8 million, Long-term debt and other long-term obligations of $1,474 million and $1,276 million, Accumulated deferred income taxes of $434 million and $366 million, Regulatory liabilities $16 million in 2025, and Other noncurrent liabilities of $2 million in 2025 and 2024.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

	Members' Equity	Retained Earnings		Noncontrolling Interest	Total Equity
(In millions)			Total Members' Equity
Balance, January 1, 2023	$2,312	$88	$2,400	$763	3,163
Net income	—	369	369	69	438
Distribution declared	(62)	(298)	(360)		(360)
Distribution to noncontrolling interest	—	—	—	(66)	(66)
Balance, December 31, 2023	$2,250	$159	$2,409	$766	$3,175
Net income	—	342	342	69	411
Distribution declared	—	(215)	(215)	—	(215)
Distribution to noncontrolling interest	—	—	—	(61)	(61)
Balance, December 31, 2024	$2,250	$286	$2,536	$774	$3,310
Net income	—	502	502	76	578
Distribution declared	—	(200)	(200)	—	(200)
Distribution to noncontrolling interest	—	—	—	(70)	(70)
Balance, December 31, 2025	$2,250	$588	$2,838	$780	$3,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$578	$411	$438
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	357	329	292
Pension and OPEB mark-to-market adjustments	(22)	(7)	31
Deferred income taxes and investment tax credits, net	30	190	90
Allowance for equity funds used during construction	(61)	(40)	(26)
Transmission revenue collections, net	166	144	(138)
Changes in current assets and liabilities-
Receivables	21	(19)	(7)
Prepaid taxes and other current assets	(20)	(1)	2
Accounts payable	27	89	(35)
Accrued taxes	36	44	(16)
Accrued interest	33	6	4
Other current liabilities	(1)	3	6
Other	22	(9)	(4)
Net cash provided from operating activities	1,166	1,140	637

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,491)	(1,172)	(1,042)
Loans with affiliated companies, net	(71)	(180)	1,537
Asset removal costs	(106)	(83)	(91)
Other	(5)	(2)	2
Net cash (used for) provided from investing activities	(1,673)	(1,437)	406

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,475	1,200	325
Short-term borrowings-
Affiliated companies, net	—	—	229
Other, net	—	300	—
Redemptions and repayments-
Long-term debt	(625)	(600)	—
Short-term borrowings-
Affiliated companies, net	(1)	(381)	—
Other, net	(55)	—	—
Cash distributions paid to noncontrolling interest	(70)	(61)	(66)
Distribution payments	(200)	(215)	(1,527)
Other	(17)	(14)	(5)
Net cash provided from (used for) financing activities	507	229	(1,044)

Net change in cash, cash equivalents and restricted cash	—	(68)	(1)
Cash, cash equivalents, and restricted cash at beginning of period	8	76	77
Cash, cash equivalents, and restricted cash at end of period	$8	$8	$76

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year-
Interest (net of amounts capitalized)	$253	$248	$218
Income taxes, net of refunds	$50	$(16)	$74

Significant non-cash transactions:
Accrued capital investments	$104	$125	$116
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

FET, a consolidated VIE of FE, is the parent of the FET Subsidiaries. Through its subsidiaries, FET owns high-voltage transmission facilities in PJM, which consist of 12,515 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Ohio, Pennsylvania, West Virginia, Maryland and Virginia. FET plans, operates, and maintains its transmission system in accordance with NERC reliability standards, and other applicable regulatory requirements. In addition, FET and its subsidiaries comply with the regulations, orders, policies and practices prescribed by FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC.

FET also owns a 34% equity interest in Valley Link. On November 25, 2024, FET, DominionHV, and Transource formed Valley Link, which is the holding company responsible for managing and executing those projects awarded by PJM, and entered into a limited liability agreement. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain those transmission projects awarded by PJM.
On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for FET and Transource to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship among the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. As of February 13, 2026, the relative ownership interests of the members are FET (50%) and Transource (50%).

As of March 25, 2024, FET owns 100% of MAIT's equity interests (Class A and Class B). FET presents FE's ownership of FET's special purpose membership interest net assets and net income as NCI. NCI is included as a component of equity on FET's Consolidated Balance Sheets. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.

FET and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FET and its subsidiaries consolidate a VIE (MAIT) when it is determined to be a primary beneficiary. Investments in affiliates over which FET and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FET's ownership share of the entity's earnings is reported in the Consolidated Statements of Income and Comprehensive Income.

On May 31, 2022, Brookfield acquired 19.9% of the issued and outstanding membership interests of FET. On March 25, 2024, Brookfield acquired an additional incremental 30% equity interest in FET. As a result of the closing of the transaction, Brookfield's interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET. FET continues to be consolidated in FirstEnergy's financial statements. Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE entered into the A&R FET LLC Agreement, which amended and restated in its entirety the Third Amended and Restated Limited Liability Company Agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, as of the closing, the FET Board consists of five directors, two of whom are appointed by Brookfield and three of whom are appointed by FE.

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

Economic Conditions

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FET and its subsidiaries continue to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FET and the FET Subsidiaries continue to implement mitigation strategies to address supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

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
ACCOUNTING FOR THE EFFECTS OF REGULATION

FET is subject to regulation that sets the prices (rates) that it is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

FET reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FET will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FET will write off that regulatory asset as a charge against earnings. FET considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and, as such, net regulatory assets and liabilities are presented in the non-current section on the FET Consolidated Balance Sheets. See Note 9., "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2025 and 2024, and the changes during the year 2025:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2025	2024	Change
	(In millions)
Customer payables for future income taxes	$(487)	$(582)	$95
Asset removal costs	33	9	24
Deferred transmission costs	(48)	117	(165)
MISO exit fee(1)	21	26	(5)
Vegetation management costs(1)	5	6	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(476)	$(424)	$(52)
(1) These regulatory assets do not earn a current return, but they are currently being recovered by rates.

INVESTMENTS

All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets, at cost, which approximates their fair market value.

Valley Link - On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Long-Term Proposal Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET's share estimated to be approximately $1 billion.
As of February 21, 2025, the relative ownership interests of the members are FET (34%), DominionHV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of December 31, 2025 and 2024, there were no investment balances recorded on FET's Consolidated Balance Sheets.
PATH WV - FET owns 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FET is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FET's ownership interest in PATH-WV is subject to the equity method of accounting.
In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a "public utility" and no longer is subject to FERC jurisdiction. FET and its non-affiliated joint venture partner are in the process of terminating the PATH corporate entities. As of December 31, 2025 and 2024 the carrying value of the equity method investment was $17 million, which is expected to be recovered through a distribution. FET's pre-tax equity earnings in PATH-WV were immaterial for the years ended December 31, 2025, 2024 and 2023.
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

Other receivables include PJM receivables resulting from transmission sales. The FET Subsidiaries uncollectible risk on PJM receivables is minimal due to the nature of PJM's settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.
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

No impairment of goodwill was indicated in 2025 and 2024. In 2025 and 2024, a qualitative assessment was performed, assessing economic, industry and market considerations in addition to overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of the reporting unit was, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
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

FET and the FET Subsidiaries provide for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The annual composite rates for the FET Subsidiaries' electric plant were 2.6%, 2.6% and 2.5% in 2025, 2024 and 2023, respectively.

For the years ended December 31, 2025, 2024 and 2023, capitalized financing costs on FET's Consolidated Statements of Income include $61 million, $40 million and $26 million, respectively, of allowance for equity funds used during construction and $20 million, $17 million and $12 million, respectively, of capitalized interest.

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

SEGMENT INFORMATION

FET has one operating segment, which is the entire entity. FET's Consolidated Statements of Income are consistent with the internal financial reports used by FET's President, its CODM. FET's CODM uses earnings attributable to FET to regularly assess performance and considers actual versus budget variances to make operating decisions and allocate resources. FET considers Other operating expenses, Provision for depreciation, General taxes, Interest expense and Income taxes to be significant expenses. See the Consolidated Statements of Income.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements - ASU 2023-09, "Income taxes (Topic 280): Improvements to Income Tax Disclosures" (Issued in December 2023): ASU 2023-09 enhances disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company's operations and related tax risks and tax planning and operational opportunities affect the tax rate and prospects for future cash flows. Disclosure requirements include a tabular reconciliation using both percentages and amounts, separated out into specific categories with certain reconciling items at or above 5% of the statutory tax as well as by nature and/or jurisdiction. In addition, entities will be required to disclose income taxes paid (net of refunds received), broken out between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes are paid to such jurisdiction. ASU 2023-09 was effective beginning with this Annual Report on Form 10-K for the year ended December 31, 2025, see Note 3., "Taxes," of the Notes to Consolidated Financial Statements for the applicable disclosures, which are provided for all periods presented.

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

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (Issued in November 2024 and subsequently updated within ASU 2025-01): ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for FET beginning with the Annual Report on Form 10-K for the year ended December 31, 2027, with early adoption permitted. The guidance is permitted to be applied prospectively, and comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply the new standard retrospectively to any or all prior periods presented in the financial statements.

ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for FET beginning with the financials for the first quarter of 2028. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted.

ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (Issued in December 2025): ASU 2025-10 establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 requires that a government grant be recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received and permits two approaches for asset related grants: (1) the cost reduction method (reduce the carrying amount of the asset) and (2) deferred income method (recognize income over the useful life of the asset). Income-related grants are recognized systematically in income as the related costs are incurred. ASU 2025-10 is effective for FET beginning with financials for the first quarter of 2029, with early adoption permitted. The guidance is permitted to be applied using a modified prospective, modified retrospective or full retrospective approach.
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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the years ended December 31, 2025, 2024 and 2023, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Years Ended December 31,
	2025	2024	2023
	(In millions)
ATSI	$1,059	$980	$964
TrAIL	260	270	275
MAIT	483	436	395
PATH	—	(2)	2
Total Revenue from Contracts with Customers	1,802	1,684	1,636
Other revenue unrelated to contracts with customers	18	17	16
Total revenues	$1,820	$1,701	$1,652
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

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FET determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected in the effective tax rate reconciliation table below as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FET made the appropriate updates in its annual formula rates for its impacted subsidiaries.

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

While FET continues to believe, more likely than not, it will be subject to corporate AMT, additional IRS guidance issued on February 18, 2026, provides certain tax repair deductions in calculating corporate AMT, which may reduce or otherwise significantly change FET’s AMT estimates or its conclusions as to whether it is an AMT payer. FET continues to evaluate this most recent AMT guidance, as well as prior guidance issued by the U.S. Treasury and/or IRS. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FET’s cash flows, results of operations and financial condition.

During 2024, FET recognized an income tax charge of approximately $24 million relating to the FET Equity Interest Sale.

	For the Years Ended December 31,
INCOME TAXES:	2025	2024	2023
	(In millions)
Currently payable (receivable) -
Federal	$49	$(43)	$38
State	11	15	8
	60	(28)	46
Deferred, net -
Federal	5	173	70
State	25	17	20
	30	190	90

Total income taxes	$90	$162	$136

FET and its subsidiaries' consolidated tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period, but are not consistent from period to period. The following table provides a reconciliation of federal income tax expense at the federal statutory rate to the total income taxes for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(In millions)	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Income from continuing operations, before income taxes	$668		$573		$574
Federal statutory income tax	$140	21.0%	$120	21.0%	$121	21.0%
Federal
Tax credits	(1)	(0.1)%	—	—%	—	—%
Nontaxable and Nondeductible
AFUDC equity income	(13)	(1.9)%	(8)	(1.4)%	(6)	(1.0)%
AFUDC equity depreciation	2	0.3%	2	0.3%	1	0.2%
Other					—
Excess deferred tax amortization	3	0.4%	(2)	(0.3)%	(3)	(0.5)%
Remeasurement of excess deferred income taxes	(70)	(10.5)%	—	—%		—%
Federal and state related flow-through	(4)	(0.6)%	(3)	(0.5)%	—	—%
Deferred taxes associated with FET equity interest sale	—	—%	24	4.2%	—	—%
Other	2	0.3%	1	0.2%	(1)	(0.2)%
State and municipal income taxes, net of federal effect (1) (2)	31	4.6%	28	4.9%	24	4.2%
Total income taxes on income from continuing operations (3)	$90	13.5%	$162	28.3%	$136	23.7%
(1) Valuation allowances have been established for certain state NOL carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in state income tax, net of federal income tax effect, in the above tables.
(2) Pennsylvania makes up the majority of the registrants' respective domestic state income taxes, net of federal effect.
(3) There were no amounts for the years ended December 31, 2025, 2024, or 2023 at FET related to changes in valuation allowances, cross-border tax laws, changes in laws or rates, foreign tax effects, or changes in unrecognized tax benefits.

Accumulated deferred income taxes as of December 31, 2025 and 2024, were as follows:

	As of December 31,
(In millions)	2025	2024

Property basis differences	$1,518	$1,370
Regulatory asset/liability	41	64
Loss carryforwards and tax credits	(37)	(40)
Valuation allowances	21	22
Other	(3)	(4)
Accumulated deferred income tax liability, net	$1,540	$1,412

FET and its subsidiaries have recorded as deferred income tax assets the effect of NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2025, FET and its subsidiaries' loss carryforwards consisted of approximately $526 million ($26 million, net of tax) of state and municipal NOL carryforwards, of which approximately $120 million ($5 million, net of tax) is expected to be utilized based on current estimates and assumptions prior to expiration, which will begin in 2029. In addition, FET and its subsidiaries' tax credit carryforwards consisted of AMT credits of $10 million, which have no expiration.

The following table summarizes the changes in valuation allowances on DTAs related to state NOLs discussed above for the years ended December 31, 2025, 2024 and 2023:

	As of December 31,
(In millions)	2025	2024	2023

Beginning of year balance	$22	$22	$27
Charged to income	(1)	—	(5)
Charged to other accounts	—	—	—
Write-offs	—	—	—
End of year balance	$21	$22	$22

FET and its subsidiaries account for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute are utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on a company's tax return. As of December 31, 2025 and 2024, FET and its subsidiaries' total unrecognized income tax benefits were approximately $3 million.

FET and its subsidiaries recognize interest expense or income and penalties related to uncertain tax positions by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the income tax return. FET and its subsidiaries include interest expense or income and penalties in the provision for income taxes. During 2025, FET and its subsidiaries recognized an immaterial amount of interest associated with their unrecognized tax benefits, and their cumulative net interest payable balance as of December 31, 2025 was also not material.

FET's consolidated federal income tax return for 2024 is open to potential IRS examination. Prior to the closing of the FET Equity Interest Sale, FET and its subsidiaries were included in FirstEnergy's consolidated federal income tax returns and those returns for years 2022 and forward remain open to potential IRS examination. State and local income tax returns of FET and its subsidiaries remain open to potential examination in various jurisdictions from 2022 and forward.

Income taxes net of refunds for the years ended December 31, 2025, 2024 and 2023, are as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Federal payments (receipts)
Internal Revenue Service	$42	$(25)	$66
Total Federal	42	(25)	66

State & Municipal payments
Ohio	3	—	—
Pennsylvania	4	3	4
West Virginia	—	5	4
Other	1	1	—
Total State & Municipal	8	9	8

Total Income Taxes Paid (net of Refunds)	$50	$(16)	$74

General Taxes

General taxes associated with real and personal property taxes for the years ended December 31, 2025, 2024 and 2023 were $301 million, $279 million and $256 million, respectively.
4. LEASES

FET and the FET Subsidiaries primarily lease fiber optics, land and other property and equipment under cancellable and noncancellable leases.

ATSI has a ground lease with the Ohio Companies and FE PA under an operating lease agreement. Land use is rented to ATSI under the terms and conditions of a ground lease. ATSI, the Ohio Companies and FE PA reserve the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair ATSI's ability to satisfy its service obligations. Additional uses of such land for ATSI's facilities require prior written approval from the applicable operating companies. ATSI purchases directly any new property acquired for transmission use. ATSI makes fixed quarterly lease payments for the ground lease of approximately $5 million through December 31, 2049, unless terminated prior to maturity, or extended by ATSI for up to 10 additional successive periods of 50 years each.

MAIT has a ground lease with FE PA under an operating lease agreement. FE PA reserves the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair MAIT's ability to satisfy its service obligations. Additional uses of such land for MAIT's facilities require prior written approval from the applicable operating company. MAIT purchases directly any new property acquired for transmission use. MAIT makes variable quarterly lease payments through January 1, 2043, unless terminated prior to maturity, or extended by MAIT for up to two additional successive periods of 25 years each and one successive term of 24 years. MAIT's lease payment for the ground lease was approximately $4 million in 2025, 2024 and 2023. MAIT does not have an operating lease liability or asset associated with this agreement as the lease payments are variable.

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

Finance leases for assets used in regulated operations are recognized in FET's Consolidated Statement of Income such that amortization of the right-of-use asset and interest on lease liabilities equals the expense recorded for ratemaking purposes. All operating lease expenses are recognized in Other operating expense. The components of lease expense were as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023

Operating lease costs(1)	$49	$38	$34

Finance lease costs:
Amortization of right-of-use assets	1	1	1
Interest on lease liabilities	—	—	—
Total finance lease cost	1	1	1
Total lease cost	$50	$39	$35
(1) Includes $27 million, $17 million and $13 million of short-term lease costs for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental balance sheet information related to leases was as follows:

(In millions)	Financial Statement Line Item	As of December 31, 2025	As of December 31, 2024

Assets
Operating lease assets(1)	Operating lease right-of-use asset	$412	$412
Finance lease assets(2)	Property, plant and equipment	14	15
Total leased assets		$426	$427

Liabilities
Current:
Operating	Other current liabilities	$6	$6

Noncurrent:
Operating	Noncurrent operating lease obligation	405	406
Total leased liabilities		$411	$412
(1) Operating lease assets are recorded net of accumulated amortization of $5 million and $4 million as of December 31, 2025 and 2024, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $6 million and $5 million as of December 31, 2025 and 2024, respectively.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities	For the Year Ended December 31,
(In millions)	2025	2024	2023
Operating cash flows from operating leases	$21	$21	$21

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1	$—

Lease terms and discount rates were as follows:

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease terms (years)
Operating leases	73.7	74.6	75.7
Finance leases	13.7	14.6	15.4

Weighted-average discount rate(1)
Operating leases	5.00%	5.00%	5.00%
(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Maturities of lease liabilities as of December 31, 2025, were as follows:

(In millions)	Operating Leases
2026	$21
2027	21
2028	21
2029	21
2030	21
Thereafter	1,438
Total lease payments	1,543
Less imputed interest	1,132
Total net present value	$411

5. VARIABLE INTEREST ENTITIES

FET and its subsidiaries perform qualitative analyses to determine whether a variable interest classifies FET or its subsidiaries as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FET consolidates a VIE when it is determined that it is the primary beneficiary.

Consolidated VIEs
•MAIT - At its inception, MAIT issued Class A membership interests to FET and Class B membership interests to FE PA predecessors (PN and ME). The Class A interests represent the functional equivalent of managing interests, providing FET with the power to direct the activities that most significantly impact MAIT's performance. The Class B interests represent the functional equivalent of economic interest conveying no kick-out or participating rights over the Class A membership interests. Management concluded that MAIT is a VIE and that FET is the primary beneficiary because FET has exposure to the economics of MAIT and the power to direct the significant activities of MAIT through its ownership of the Class A membership interests. On January 1, 2024, FE PA, as successor-in-interest to PN and ME, transferred their respective Class B equity interests of MAIT to FE. FE ultimately contributed the MAIT Class B equity interests to FET in exchange for a special purpose membership interest in FET. The transfer of the Class B membership interests to FET during the first quarter of 2024 had no impact on MAIT's classification as a VIE.

FET has not provided any guarantees or other credit support for the benefit of MAIT or MAIT's creditors.

Unconsolidated VIEs

•Valley Link - As of December 31, 2025, Valley Link is considered a VIE. Amounts related to Valley Link are immaterial for the year ended December 31, 2025. See Note 1., Organization and Basis of Information – Investments," of the Notes to Consolidated Financial Statements for additional information related to Valley Link.

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of December 31, 2025, the fair value of FET’s support obligations relating to the Valley Link credit facility was immaterial.

6. FAIR VALUE MEASUREMENTS
All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FET believes that their costs approximate their fair market value.
The following table provides the approximate fair value and related carrying value of long-term debt, which excludes unamortized debt issuance costs, discounts and premiums:

	As of December 31,
	2025	2024
	(In millions)
Carrying Value	$6,750	5,900
Fair Value	6,576	5,522

The fair values of long-term debt and other long-term obligations reflects the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries.

FET and the FET Subsidiaries classified short term borrowings and long-term debt as Level 2 in the fair value hierarchy as of December 31, 2025 and 2024.

See Note 7., "Capitalization," of the Notes to Consolidated Financial Statements for further information on long-term debt issued and redeemed during the twelve months ended December 31, 2025.
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

The FET Subsidiaries have regulatory financial covenant limitations to maintain consolidated debt-to-total-capitalization ratios (as defined under each of the Amended Credit Facilities) of no more than 65% measured at the end of each fiscal quarter. In addition, the FET Subsidiaries would need regulatory authorization in order to loan funds to FET. As a result, as of December 31, 2025, restricted net assets of FET's subsidiaries exceeded 25%.

In addition to paying dividends from retained earnings, ATSI has authorization from FERC to pay cash dividends to FE from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 35%. FERC also approved such authorization for TrAIL to pay cash dividends to FET from paid in-capital accounts in December 2025. The governance documents, indentures, regulatory limitations, and FET P&SA II, and various other agreements, including those relating to the long-term debt of certain FET subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. As of December 31, 2025 none of these provisions materially restricted FET subsidiaries' abilities to pay cash dividends to their respective parent company.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and finance lease obligations for FET and the FET Subsidiaries as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31,
	Maturity Date	Interest Rate	2025	2024
			(In millions)
Unsecured notes - fixed rate	2026-2049	2.650% - 5.940%	$6,750	$5,900
Unamortized debt discounts and premiums			(3)	—
Unamortized debt issuance costs			(43)	(36)
Currently payable long-term debt			(75)	(625)
Total long-term debt and other long-term obligations			$6,629	$5,239

The following redemptions and issuances occurred during the twelve months ended December 31, 2025:

Company	Type	Issuance / Redemption Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.

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

Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering. On November 4, 2025, FET filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on December 3, 2025. On January 21, 2026, FET completed an exchange offer of these senior notes for like principal amounts registered under the Securities Act.

The following table presents scheduled debt repayments or debt that has been noticed for redemption for outstanding long-term debt, excluding unamortized debt discounts and premiums, for the next five years as of December 31, 2025:

(In millions)	2026	2027	2028	2029	2030
Scheduled debt repayments	$75	$—	$1,100	$—	$725

Debt Covenant Default Provisions

FET and the FET Subsidiaries have various debt covenants under certain financing arrangements, including the Amended Credit Facilities. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FET or the FET Subsidiaries to comply with the covenants contained in any of their financing arrangements could result in an event of default, which may have an adverse effect on FET's and the FET Subsidiaries' financial condition.

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

As of December 31, 2025, FET and the FET Subsidiaries were in compliance with all debt covenant default provisions.
8. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT

FET and the FET Subsidiaries had $246 million and $302 million of outstanding short-term borrowings as of December 31, 2025 and 2024, respectively.

On October 27, 2025, FET and the FET subsidiaries entered into amendments to their respective credit facilities to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2029 to October 20, 2030, for the FET credit facility and (b) from October 18, 2028 to October 18, 2029 for the FET Subsidiaries' credit facility.

As of December 31, 2025, available liquidity under the Amended Credit Facilities was approximately $1.6 billion.

Borrowings under the Amended Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under the Amended Credit Facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. The Amended Credit Facilities contain financial covenants requiring each borrower to maintain a consolidated debt-to-total-capitalization ratio (as defined under the Amended Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Amended Credit Facilities and against the borrowers' borrowing sublimit. As of December 31, 2025, FET and the FET Subsidiaries had $13 million in outstanding LOC's, $1 million of which are issued under the Credit Facilities.

The Amended Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under the Amended Credit Facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2025, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Amended Credit Facilities.

FirstEnergy Money Pools

As regulated money pool participants, the FET Subsidiaries have the ability to borrow from each other, regulated affiliates and FE to meet their short-term working capital requirements. FET had a similar but separate arrangement with FE's unregulated money pool participants, however, effective June 1, 2024, FET no longer participates in the unregulated money pool.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2025	2024
For the Years Ended December 31,	4.51%	5.74%	4.89%	6.44%

Weighted Average Interest Rates

The annual weighted average interest rates on short-term borrowings from the Amended Credit Facilities through the years ended December 31, 2025 and December 31, 2024 were 5.58% and 6.99%, respectively.

9. REGULATORY MATTERS

FERC REGULATORY MATTERS

With respect to their transmission services and rates, the FET Subsidiaries are subject to regulation by FERC. Under the FPA, FERC regulates rates for transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters. FERC regulations require the FET Subsidiaries to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of the FET Subsidiaries are subject to functional control by PJM, and transmission service using the FET Subsidiaries transmission facilities is provided by PJM under the PJM Tariff.

The following table summarizes the key terms of rate orders in effect for transmission customer billings for each one of FET's transmission owner entities as of December 31, 2025:

Company	Allowed Debt/Equity Capital Structure	Allowed ROE
ATSI	Actual (13-month average)	9.88%(1)
MAIT	Lower of Actual (13-month average) or 60% equity	10.3%
TrAIL	Actual (year-end)	12.7%(2) /11.7%(3)
(1) Reflects a 0.5% reduction to the 10.38% approved ROE due to the January 2025 Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership (see Transmission ROE Incentive)
(2) TrAIL the Line and Black Oak Static Var Compensator
(3) All other projects

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the FET Subsidiaries. NERC is the ERO designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that the FET Subsidiaries operate are located within the RFC region. FET actively participates in the NERC and RFC stakeholder processes and otherwise monitors and manages its companies, including the FET Subsidiaries, in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

FET and the FET Subsidiaries believe that they are in material compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities FET and/or the FET Subsidiaries occasionally learn of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such occurrences are found, FET and the FET Subsidiaries develop information about the occurrence and develop a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an occurrence to RFC. Moreover, it is clear that NERC, RFC and FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. Any inability on FET's and/or the FET Subsidiaries' part to comply with the reliability standards for its bulk electric system could result in the imposition of financial penalties, or obligations to upgrade or build transmission facilities, that could have a material adverse effect on FET's and/or the FET Subsidiaries' financial condition, results of operations and cash flows.

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FET reclassified certain transmission capital assets to operating expenses for the audit period. FET fully recovered approximately $91 million of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024 and January 13, 2025, the FERC Office of Enforcement issued further data requests related to a matter unrelated to FET, to which FirstEnergy responded. The FERC Office of Enforcement took no action with respect to the referred matters, and on December 23, 2025, FERC staff notified FirstEnergy that the audit is concluded.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

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

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100 kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy together with the PJM transmission owners filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries, however, whether this lawsuit moves forward could have a material impact on FET’s transmission capital investment strategy.

Valley Link Formula Transmission Rate

On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. The most recent settlement conference was held on December 9, 2025, at which the parties agreed to a procedural schedule to govern the next phase of the settlement process. The capital structure incentive and the other open rate design matters are being addressed in the confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The Energy Secretary advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The Energy Secretary requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the Energy Secretary’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. FET is unable to predict the outcome of this rulemaking procedure. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, FET's strategy of investing in transmission could be adversely affected.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of December 31, 2025 was $47 million, as summarized below:

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

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of December 31, 2025, the fair value of FET’s support obligations relating to the Valley Link credit facility was immaterial.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET's or the FET Subsidiaries' credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $13 million of collateral, in the form of LOCs, as of December 31, 2025.
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

OTHER LEGAL PROCEEDINGS

There are various lawsuits, claims and proceedings related to FET's normal business operations pending against FET or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FET or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 9., "Regulatory Matters," of the Notes to Consolidated Financial Statements.

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

11. TRANSACTIONS WITH AFFILIATED COMPANIES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the years ended December 31, 2025, 2024 and 2023, are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(In millions)
Revenues	$18	$17	$16

Other operating expenses:
Ground lease expense(1)	25	25	25
FESC support services(2)	253	228	219
Other affiliate support services(2)	126	112	106
Interest income	14	12	16
Pension and OPEB mark-to-market adjustment gain (loss)	22	7	(31)
Interest expense	3	7	17
(1) See Note 4., "Leases".
(2) Includes amounts capitalized of $213 million, $178 million and $170 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

As regulated money pool participants, FET's subsidiaries have the ability to borrow from each other, regulated affiliates and the FE holding company to meet their short-term working capital requirements. FET had a similar but separate arrangement with FE's unregulated money pool participants. As of June 1, 2024, FET is no longer participating in the unregulated money pool. Affiliated company notes receivables and payables related to the money pool are reported as "Notes receivable from affiliated companies" or "Short-term borrowings - affiliated companies" on the Consolidated Balance Sheets. Affiliate accounts receivable and accounts payable balances relate to intercompany transactions that have not yet settled through the money pool (see Note 8., "Short-Term Borrowings and Bank Lines of Credit," of the Notes to Consolidated Financial Statements).

FET and its subsidiaries are parties to an intercompany income tax allocation agreement with FirstEnergy that provides for the allocation of consolidated tax liabilities. For periods subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries no longer are members of the FirstEnergy consolidated group for federal income tax purposes and, instead, will file their own consolidated federal income tax return and have their own income tax allocation agreement. See Note 3., "Taxes," of the Notes to Consolidated Financial Statements for additional information.
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. During 2025, 2024 and 2023, FET's subsidiaries' allocated amount of the pension and OPEB mark-to-market adjustments from affiliates were gains or (losses) of $22 million, $7 million and $(31) million, respectively. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $12 million, $10 million and $8 million in 2025, 2024 and 2023, respectively.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FET, through the oversight of its Disclosure Committee, has established disclosure controls and procedures to ensure that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports FET files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on that evaluation, the principal executive officer and principal financial officer of FET have concluded that its disclosure controls and procedures were effective as of December 31, 2025.

Management's Report on Internal Control over Financial Reporting

Management of FET is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. FET's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of FET's internal control over financial reporting as of December 31, 2025, based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that FET's internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

Trading Arrangements

Not Applicable

Other Information

On February 23, 2026, the FET Board appointed Hannah Turner as principal financial officer of FET, to be effective as of March 1, 2026.

Ms. Turner, age 39, served as President, Electric Transmission Texas (a 50/50 joint venture between AEP and Berkshire Hathaway) from September 2024 to December 2025, Vice President of Finance and Regulatory, Electric Transmission Texas from September 2022 to September 2024 and Senior Manager, Finance Joint Venture, from January 2021 to September 2022, Electric Transmission Texas. Ms. Turner served more than 15 years at AEP.

In addition to her role at FET, Ms. Turner will dedicate a portion of her time to work for FE and other FE subsidiaries. Ms. Turner will succeed Jason Lisowski, who will step down from his role as FET's principal financial officer, effective as of March 1, 2026.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

FET is a Delaware limited liability company managed by the FET Board. Pursuant to the A&R FET LLC Agreement, each director is designated as a "manager" of FET within the meaning of Section 18-101 of the Delaware Limited Liability Company Act.

The following sets forth information, as of December 31, 2025, regarding FET's Directors and executive officers:

	Age	Title
Mark D. Mroczynski	60	President
Jason J. Lisowski	44	Vice President, Controller and Director
Natalie Hadad	42	Director
Jeff Rosenthal	66	Director
A. Wade Smith	61	Director
Toby L. Thomas	54	Director

Other than Ms. Hadad and Mr. Rosenthal, all of FET's Directors and executive officers each serve as an executive officer and/or employee of other affiliated entities, including FE and direct or indirect subsidiaries of FE.

Executive Officers

Set forth below is certain information regarding each of FET's executive officers as of December 31, 2025, other than for Mr. Lisowski, whose information appears under "Directors" below. As a result of the structure of FE, FET does not directly employ the executive officers responsible for the management of its business.

Once elected, officers hold office until his or her resignation, death, permanent disability, removal or until a successor is duly appointed. There are no family relationships among FET's directors and executive officers.

Mark D. Mroczynski has served as FET's President since 2024. He joined FirstEnergy in 2004 and currently serves as President of Transmission for FirstEnergy. He has also served as Executive Director, Transmission Programs from 2013 to 2018, and Vice President, Construction and Design Services from 2018 to 2023. He became Acting Vice President of Operations of FirstEnergy in 2023 before being promoted to President of Transmission in June 2024. Mr. Mroczynski served as one of FET's Directors from May 2023 to June 2024.

Jason J. Lisowski has served as FET's Vice President and Controller since 2018. See also "Directors" below.

Directors

Set forth below is certain information regarding each Director as of December 31, 2025. Directors are appointed annually to serve until his or her resignation, death, permanent disability, removal, or until their successors are duly appointed. Pursuant to the A&R FET LLC Agreement, Brookfield is entitled to appoint two Directors and FE is entitled to appoint three Directors. Ms. Hadad and Mr. Rosenthal currently serve as the Brookfield-appointed Directors, and Messrs. Lisowski, Thomas and Smith currently serve as the FE-appointed Directors.

Natalie Hadad has served as one of FET's Directors since May 2022. Ms. Hadad is a Managing Partner in Brookfield Asset Management's Infrastructure Group and co-head of Brookfield's open-end core infrastructure fund. In this role, Ms. Hadad oversees the origination, execution, and asset management of the firm's infrastructure super-core investments in the utilities, energy, telecom and transportation sectors. Prior to joining Brookfield Asset Management in 2013, Ms. Hadad was an investment professional in Ashmore Group and Ashmore Energy International, with a focus on private equity investments in the infrastructure space. Ms. Hadad has a Master of Science in Finance from Tulane University and a Bachelor of Science in Engineering from the University of Texas at Austin. Ms. Hadad's broad infrastructure expertise, including in the energy sector, provides the FET Board with valuable insight relevant to its business.

Jason J. Lisowski has served as one of FET's Directors since June 2024 and has served as FET's Vice President and Controller since 2018. Mr. Lisowski has also served as Controller and Treasurer of FirstEnergy Solutions Corp. (now known as Energy Harbor LLC), which provided energy-related products and services from 2016 to 2018 and FirstEnergy Nuclear Operating Company (now known as Energy Harbor Nuclear Corp.), which operated EH's nuclear generating facilities from 2017 to 2018. Mr. Lisowski is also Vice President, Controller and Chief Accounting Officer of FE and FESC, and Vice President and Controller of many other subsidiaries of FE. Mr. Lisowski's experience in the electric utility industry and financial expertise makes him a valuable member of the FET Board.

Jeff Rosenthal has served as one of FET's Directors since May 2022. Mr. Rosenthal is a Vice Chair and Operating Partner in Brookfield Asset Management's Infrastructure Group. In this role, Mr. Rosenthal provides oversight of Brookfield's utility investments, as well as risk management, capital expenditure and sustainability oversight as the group's Chief Risk Officer. Mr. Rosenthal currently sits on a number of Brookfield Portfolio Company Boards in addition to FET including SGN, a Gas LDC serving over 6 million customers in the UK, VANTI, a Gas LDC in Colombia serving over 3 million customers in Bogota and surrounding regions and Los Ramones, a gas transmission pipeline company in Mexico. Over the past 15 years, Mr. Rosenthal has also sat on the Board and directly participated in numerous electricity transmission companies including Transelec, the state grid of Chile, WETT, a transmission operator in Texas that was formed to deliver the part CREZ mandate, Cross Sound Cable, a HVDC link between Connecticut and Long Island and Quantum, the build out of over 5,000 km of 345 kV transmission in Brazil. Prior to joining Brookfield in 2007, Mr. Rosenthal was President and Chief Executive Officer of Oshawa Power and Utilities in Ontario. Mr. Rosenthal has also been Chair of the Ontario Energy Association representing electricity and gas companies in the province. Mr. Rosenthal has a Master of Business Administration from York University and a Bachelor of Applied Science in Electrical Engineering from the University of Toronto. Mr. Rosenthal's deep utility expertise qualifies him to serve on the FET Board.

A. Wade Smith has served as one of FET's Directors since June 2024. He joined FirstEnergy in December 2023 as president of FirstEnergy Utilities. In that role he is responsible for overseeing FirstEnergy's state businesses and the stand-alone transmission companies, as well as the Rates & Regulatory Affairs and External Affairs groups. Prior to joining FirstEnergy, Mr. Smith served as chief operating officer of Puget Sound Energy, Inc. from 2022 to 2023, where he was responsible for all operational areas, including natural gas and electric operations, safety and health, and energy supply. From 2021 to 2022, Mr. Smith served as senior vice president of Electric Operations for PG&E, leading electric transmission and distribution system operations and maintenance, generation, and project management and construction teams for PG&E's electric operations. Prior to PG&E, he spent 32 years at AEP, where he held increasingly responsible leadership roles, including being named senior vice president, Grid Development for AEP Transmission in 2015, where was responsible for planning, engineering, project and construction management, and real-time operation. Mr. Smith's more than three decades of experience leading utilities provide valuable industry insight to the FET Board.

Toby L. Thomas has served as one of FET's Directors since June 2024. He joined FirstEnergy as chief operating officer in November 2023 and is responsible for a broad range of transmission and distribution business functions, including planning and protection, transmission and substation engineering, project and construction management, system operations and support operations. He also has responsibility for the Customer Experience group. Prior to joining FirstEnergy, Mr. Thomas served with AEP for over 20 years, most recently serving as senior vice president – AEP Energy Delivery from 2021 to 2023, where he helped achieve efficiencies in transmission, distribution and telecommunications operations, project management, construction, engineering and standards. Mr. Thomas joined AEP in 2001 as a project engineer in Industrial Marketing and Origination, progressing through various roles of increasing responsibility in asset optimization and generation, including being named president and chief operating officer of Indiana Michigan Power in 2017 to oversee business performance, operations and a wide range of customer, policy and regulatory relationships. Mr. Thomas's deep expertise with transmission and the customer experience make him a valuable member of the FET Board.

Code of Conduct

FET and the FET Subsidiaries have no employees, and all of FET's executive officers are employees of FESC, a direct, wholly owned subsidiary of FE. FE has adopted, and posted on its website at www.firstenergycorp.com/responsibility, a Code of Conduct, The Power of Integrity, which applies to all employees, including FET's principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available, without charge, upon written request to the Corporate Secretary, 341 White Pond Drive, Akron, Ohio 44320-1119. Within the time period required by the SEC, FirstEnergy will post on its website any substantive amendment to the Code of Conduct and any waiver applicable to an executive officer of FET.

Insider Trading Practice

As of December 31, 2025, FET and the FET Subsidiaries had no employees, and all of FET executive officers are employees of FESC, a direct, wholly owned subsidiary of FE. FE has adopted the Insider Trading Practice that applies to its directors, officers, employees, consultants, and contractors and its subsidiaries, as well as FE itself. FE believes that the Insider Trading Compliance Practice is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of FE's securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Practice is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

All FET executive officers are employees of FESC, a direct, wholly owned subsidiary of FE, and officers of FE. FET, as well as other FE subsidiaries, are party to a service agreement with FESC, pursuant to which FESC provides corporate, administrative, management, and other services to FET. In addition to providing services to FET, each of FET's executive officers devotes a significant portion of his time to work for FE and other FE subsidiaries.

FET has not paid any compensation to its executive officers since inception and have no plans to do so in the future. FET executive officers are compensated by FESC for the performance of their duties as officers of FE and its affiliates, including FET. Because the services performed by these officers in their capacities as such are not performed exclusively for FET, FESC does not segregate and identify the portion of the officers' services that are provided to FET and services provided to FirstEnergy. Accordingly, FET reimburses FESC specifically for the cost of providing all corporate, administrative, management and other services to FET, which costs would include a portion of the salaries and benefits that are paid to its executive officers by FESC. FET's executive officers may participate in employee benefit plans and arrangements sponsored by FE, including plans that may be established by FE in the future. The FET Board does not review any of the compensation decisions made by FE with regard to compensation of its executive officers.

For additional information, refer to the discussion under the heading "Agreements with FirstEnergy - Service Agreement" in Item 13.,"Certain Relationships and Related Transactions."

Director Compensation

The A&R FET LLC Agreement provides that the FET Board is authorized to determine Director compensation, if any. FET has paid no compensation to members of the FET Board since inception and have no plans to do so in the future.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2025, FE held 50.1% of FET's issued and outstanding membership interests and Brookfield held 49.9% of such interests.

The following table sets forth information regarding the beneficial ownership (as beneficial ownership is defined in Rule 13d-3 under the Exchange Act) of FET's membership interests as of December 31, 2025 by:

•Each person who beneficially owns more than 5% of FET's membership interests;
•Each member of the FET Board;
•Each of FET's named executive officers; and
•All of FET's directors and executive officers as a group.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of FET's knowledge, sole voting and investment power with respect to the indicated membership interests. According to the rules adopted by the SEC, a person "beneficially owns" securities if the person has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise.

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
(2) The FE Board has voting and dispositive power over the units. The FE Board is composed of more than three individuals who have authority over the voting and disposition of the units. The business address is FirstEnergy Corp., 341 White Pond Drive, Akron, Ohio 44320. In connection with the PA Consolidation, the Class B equity interests of MAIT were contributed by FE to FET. In exchange, FE received a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.
(3) Brookfield Super-Core Infrastructure Partners GP LLC, a Delaware limited liability company ("General Partner"), is the general partner of North American Transmission Company II L.P. ("NATC"). Brookfield Corporation, a corporation formed under the laws of the Province of Ontario, Canada, is the ultimate parent of NATC. BAM Partners Trust (the "BAM Partnership"), a trust formed under the laws of the Province of Ontario, Canada, holds all of the class B limited voting shares of Brookfield (the "Brookfield Class B Shares"). The trustee of the BAM Partnership is BAM Class B Partners Inc., an Ontario corporation. The Brookfield Class B Shares entitle the holders thereof to appoint one half of the board of directors of Brookfield, as a class. The principal business address of NATC and Brookfield is 181 Bay Street, Suite 100, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

FET does not have securities listed on a national securities exchange and is not required to have independent directors.

Agreements with FirstEnergy

FET is party to several agreements with FirstEnergy, which holds 50.1% of FET's outstanding membership interests as of December 31, 2025.

Service Agreement

FET, as well as other subsidiaries of FE, are party to a service agreement with FESC, pursuant to which FESC provides services to FET and its subsidiaries as well as other subsidiaries of FE. Among other things, FESC provides FET and its subsidiaries with basic operating services including, but not limited to, executive services, accounting and finance, internal auditing, risk management, human resources, corporate affairs, corporate communications, information technology, policy and compliance, records management, and legal services. FET may also request additional services from FESC, such as operations management, construction, maintenance, asset oversight, customer service, rates and regulatory affairs, environmental, corporate real estate, strategic planning and operations, business development, and investment management. For the years ended December 31, 2025, 2024 and 2023, FET compensated FESC an aggregate amount of approximately $251 million, $228 million and $217 million, respectively, for services provided under the service agreement.

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

Ground Leases

Two of FET's subsidiaries, ATSI and MAIT, had ground lease expense transactions with affiliated companies of $25 million for the years ended December 31, 2025, 2024 and 2023.

ATSI has a ground lease with the Ohio Companies and FE PA under an operating lease agreement. Land use is rented to ATSI under the terms and conditions of a ground lease. The Ohio Companies and FE PA reserve the right to use (and to permit authorized others to use) the land for any purpose that does not cause a violation of electrical safety code or applicable law, or does not impair ATSI's ability to satisfy its service obligations. Additional uses of such land for ATSI's facilities require prior written approval from the applicable operating companies. ATSI purchases directly any new property acquired for transmission use. ATSI makes fixed quarterly lease payments.

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

Mutual Assistance Agreement

FET entered into a mutual assistance agreement with other subsidiaries of FE, pursuant to which FET and the other subsidiaries of FE are able to request and receive non-power goods and services from one another consistent with the terms and conditions of the agreement. For the years ended December 31, 2025, 2024 and 2023, FET compensated subsidiaries of FE an aggregate amount of approximately $88 million, $88 million and $123 million, respectively, for goods and services provided under the mutual assistance agreement.

Income Tax Allocation Agreement

FET has entered into an income tax allocation agreement with its subsidiaries that sets forth the terms for allocating the consolidated tax liability of the FET consolidated federal income tax group, reimbursing FET for payment of such tax liability, and compensating any member of the group for use of its tax losses or credits. FET, as the parent company of the FET consolidated federal income tax group, is responsible for filing the consolidated federal income tax return of the group. FET and its subsidiaries also continue to be a party to a similar tax allocation agreement with FE with respect to certain state combined return groups and for the tax periods (or the portion thereof) prior to March 25, 2024.

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
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

As a consolidated VIE of FE, FET does not have a separate audit committee. The FE Audit Committee fulfilled the audit committee function for FET as it relates to the pre-approval of 2025 and 2024 audit and non-audit services provided by the independent registered public accounting firm. As such, all audit and non-audit services provided by the independent auditor to FET in 2025 and 2024 were pre-approved by the FE Audit Committee consistent with its duly adopted pre-approval policies and procedures.

The FE Audit Committee has considered whether any non-audit services rendered by the independent registered public accounting firm are compatible with maintaining its independence. The FE Audit Committee, in accordance with its charter and in compliance with all applicable legal and regulatory requirements, has a policy under which the independent registered public accounting firm cannot be engaged to perform non-audit services that are prohibited by NYSE and SEC requirements. The charter further requires advance approval by the Chair of the FE Audit Committee, upon the recommendation of the Vice President, Controller and Chief Accounting Officer, for any engagement of the independent registered public accounting firm to perform other audit-related or any non-audit services. Such approved engagement is then presented to the FE Audit Committee at its next regularly scheduled meeting. All audit and non-audit services provided by PricewaterhouseCoopers LLP in 2025 and 2024 were pre-approved.
The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP as well as additional professional and other services, the cost of which may ultimately be allocated to these companies though not billed directly to them.

	For the Years Ended December 31,
	2025	2024
	(In thousands)
Audit Fees(1)	$2,163	$2,936
Tax Fees(2)	125	110

Total Fees	$2,288	$3,046

(1) Professional services rendered for the audits of FET and the FET Subsidiaries annual financial statements, and for services in connection with statutory and regulatory filings and engagements, including comfort letters for financings. The 2025 and 2024 audit fees also include additional audit services to support the registration of FET with the SEC.
(2) Tax fees in 2025 and 2024 were primarily related to the performance of tax services related to the FET equity interest sales.

PART IV
ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report on Form 10-K:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238) for FirstEnergy Transmission, LLC is listed under Item 8., "Financial Statements and Supplementary Data," herein.
The financial statements filed as a part of this report for FirstEnergy Transmission, LLC are listed under Item 8., "Financial Statements and Supplementary Data," herein.
2. Financial Statement Schedules:

Reports of Independent Registered Public Accounting Firm as to Schedules are included herein on page 37.

Schedule I — Condensed Financial Information of Parent (FirstEnergy Transmission, LLC) at December 31, 2025 and 2024 and for the Years Ended December 31, 2025, 2024, and 2023 are included herein on page 70.

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

4.5
Officer's Certificate, dated as of September 5, 2024, under the Indenture, dated as of May 19, 2014, with respect to the Senior Notes due 2030 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.5, File No. 333-282554).

4.6
Officer's Certificate, dated as of September 5, 2024, under the Indenture, dated as of May 19, 2014, with respect to the Senior Notes due 2035 (incorporated by reference to FET's Form S-4 filed October 8, 2024, Exhibit 4.6, File No. 333-282554).

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

Exhibit Number
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

10.7
Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among FET, as borrower, the bank and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE's Form 10-Q filed October 28, 2025, Exhibit 10.11, File No. 333-21011).

10.8
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FE's Form 10-Q filed October 28, 2025. Exhibit 10.12, File No. 333-21011).

10.9		Amended and Restated Operating Agreement of Valley Link Transmission Company, LLC (incorporated by reference to FET's Form 10-Q filed May 7, 2025, Exhibit 10.1, File No. 333-282554).
19		Insider Trading Practice (incorporated by reference to FET's Form 10-K filed February 27, 2025, Exhibit 19, File No. 333-282554).
21	(A)	List of Subsidiaries of the Registrant at December 31, 2025.
31.1	(A)	Certification of principal executive officer, pursuant to Rule 13a-14(a).
31.2	(A)	Certification of principal financial officer, pursuant to Rule 13a-14(a).
32	(A)	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. §1350.

101		The following materials from the Annual Report on Form 10-K for FirstEnergy Transmission, LLC for the period ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vi) document and entity information.
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

(A)		Provided herein in electronic format as an exhibit.

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

ITEM 16.     FORM 10-K SUMMARY
None.

SCHEDULE I

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
FIRSTENERGY TRANSMISSION, LLC
CONDENSED STATEMENTS OF INCOME
	For the Years Ended December 31,
(In millions)	2025	2024	2023

Operating revenues	$—	$—	$—
Operating expenses from affiliates	1	1	—
Operating expenses	—	—	1
Operating loss	(1)	(1)	(1)

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	681	513	440
Interest income from affiliates	—	—	8
Interest expense from affiliates	—	(1)	(10)
Interest expense - non-affiliates	(130)	(114)	(89)
Other	1	3	—
Total other income	552	401	349

INCOME BEFORE INCOME TAX EXPENSE (BENEFITS)	551	400	348

INCOME TAX EXPENSE (BENEFITS)	(27)	1	(21)

NET INCOME	$578	$399	$369

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
FIRSTENERGY TRANSMISSION, LLC
CONDENSED BALANCE SHEETS

(In millions)	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Receivables - affiliated companies	$5	$—
Total current assets	5	—

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Investment in subsidiaries	6,374	5,810
Accumulated deferred income tax benefits	2	5
Other	6	6
	6,382	5,821
TOTAL ASSETS	$6,387	$5,821

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$95	$300
Accrued taxes	4	1
Accrued interest	46	32
Other	—	1
	145	334

LONG-TERM DEBT	2,624	2,177

EQUITY:
Members' equity	2,250	2,250
Retained earnings	590	282
Total members' equity	2,840	2,532
Special purpose membership interest	778	778
TOTAL EQUITY	3,618	3,310

TOTAL LIABILITIES AND EQUITY	$6,387	$5,821

See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
FIRSTENERGY TRANSMISSION, LLC
CONDENSED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2025	2024	2023

NET CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES	$282	$265	$114

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(250)	(300)	(275)
Loans with affiliated companies, net	—	—	1,514
Net cash provided from (used for) investing activities	(250)	(300)	1,239

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	450	800	—
Short-term borrowings - affiliated companies, net	—	300	177
Redemptions and Repayments
Long-term debt	—	(600)	—
Short-term borrowings - net	(205)	(177)	—
Distribution payments	(270)	(276)	(1,527)
Other	(7)	(12)	(3)
Net cash provided from (used for) financing activities	(32)	35	(1,353)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash distributions and dividends received from consolidated subsidiaries	$367	$344	$202

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

On January 1, 2024, FE PA, as successor-in-interest to PN and ME, transferred their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT. As of March 25, 2024, FET owns 100% of MAIT's equity interests (Class A and Class B).

NOTE 2 – SHORT-TERM DEBT AND LIQUIDITY

Please see Note 8., "Short-Term Borrowings and Bank Lines of Credit" of the audited consolidated annual financial statements for a description and details of short-term debt and liquidity needs of FET.

NOTE 3 – LONG-TERM OBLIGATIONS

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following table presents outstanding long-term debt and other long-term obligations for FirstEnergy Transmission, LLC (parent company only) as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31,
	Maturity Date	Interest Rate	2025	2024
			(In millions)
Unsecured notes - fixed rate	2028-2049	2.870% - 5.450%	$2,650	$2,200
Unamortized debt premiums/discounts			(4)	(3)
Unamortized debt issuance costs			(22)	(20)
Total long-term debt and other long-term obligations			$2,624	$2,177

The following table presents scheduled debt repayments for outstanding long-term debt excluding unamortized debt discounts and premiums, for the next five years as of December 31, 2025:

(In millions)	2026	2027	2028	2029	2030
Scheduled debt repayments	$—	$—	$500	$—	$400

NOTE 4 – COMMITMENTS, GUARANTEES AND CONTINGENCIES

Please see Note 9., "Regulatory Matters," and Note 10., "Commitments, Guarantees and Contingencies," of the Notes to Consolidated Financial Statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY TRANSMISSION, LLC
BY:	/s/ Mark D. Mroczynski
Mark D. Mroczynski
President
Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

FIRSTENERGY TRANSMISSION, LLC

/s/ Mark D. Mroczynski
Mark D. Mroczynski
President
(Principal Executive Officer)

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ Natalie Hadad	/s/ A. Wade Smith
Natalie Hadad	A. Wade Smith
Director	Director

/s/ Jeff Rosenthal	/s/ Toby L. Thomas
Jeff Rosenthal	Toby L. Thomas
Director	Director

Date: February 24, 2026