Form 10-Q
period 2026-03-31
FirstEnergy Transmission, LLC
filed 2026-05-05
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission	Registrant;				I.R.S. Employer
File Number	Address; and Telephone Number			States of Incorporation	Identification No.

333-282554	FIRSTENERGY TRANSMISSION, LLC			Delaware	20-5763884
	5001 NASA Boulevard
	Fairmont	WV	26554
	Telephone	(800)	736-3402

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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, a wholly owned subsidiary of FE, which provides legal, financial and other corporate support services to FirstEnergy affiliates
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH, Valley Link and Grid Growth
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Ohio	Grid Growth Ohio, LLC, a subsidiary of Grid Growth
Grid Growth Subsidiaries	The six subsidiaries of Grid Growth: (i) Grid Growth EHV; (ii) Grid Growth Ohio; (iii) Grid Growth West Virginia, LLC; (iv) Grid Growth Virginia, LLC; (v) Grid Growth Ohio EHV, LLC; and (vi) Grid Growth Virginia Development, Inc. - that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link: (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission, Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC - that will develop, construct, own, operate and maintain those transmission projects awarded by PJM

The following abbreviations and acronyms may be used to identify frequently used terms in this report:
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Credit Facilities	Collectively, the eight separate senior unsecured syndicated revolving credit facilities entered into by FE, FET, the Electric Companies, and the Transmission Companies, each as amended from time to time, most recently on October 27, 2025
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
Credit Facilities	Collectively, the FET Revolving Facility and the ATSI, MAIT and TrAIL revolving facilities as amended through October 20, 2023
CWIP	Construction Work in Progress
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
EEI	The Edison Electric Institute
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET's five-year syndicated revolving credit facility, dated as of October 20, 2023, and amended through October 27, 2025
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles in the United States
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
OBBBA	One Big Beautiful Bill Act of 2025, as signed into law on July 4, 2025
OCC	Ohio Consumers' Counsel
OPEB	Other Postemployment Benefits
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory through which PJM coordinates the movement of electricity, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio

RTEP	Regional Transmission Expansion Plan
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

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
•the risks and uncertainties associated with litigation, including the FE securities class action lawsuit, regulatory proceedings, arbitration, mediation and similar proceedings;
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
•changes in national and regional economic conditions affecting the FET Subsidiaries and/or our customers and the vendors with which we do business, including geopolitical conflicts, recession, volatile interest rates, inflationary pressure, supply chain disruptions, tariffs, higher fuel costs and workforce impacts;
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
•legislative and regulatory developments and executive orders, including, but not limited to, matters related to rates, transmission planning, co-location of generation and large loads, and compliance and enforcement activity;
•changes to environmental laws and regulations, including, but not limited to, federal and state laws and regulations related to climate change, and potential changes to such laws and regulations;
•changes in the FET Subsidiaries' customers' demand for power, including, but not limited to, economic conditions, development of data centers, the impact of climate change, emerging technology, electrification, energy storage and distributed sources of generation;
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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, (b) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, and (c) other factors discussed herein and in FET's other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess
v

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

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2026	2025

REVENUES:
Revenues from non-affiliates	$485	$464
Revenues from affiliates	7	4
Total revenues	492	468

OPERATING EXPENSES:
Other operating expenses(1)	74	91
Provision for depreciation	92	87
Amortization of regulatory assets, net	1	1
General taxes	83	73
Total operating expenses	250	252

OPERATING INCOME	242	216

OTHER INCOME (EXPENSE):
Interest income from affiliates	2	2
Miscellaneous income, net	1	2
Interest expense - non-affiliates	(83)	(70)
Interest expense - affiliate	—	(1)
Capitalized financing costs	23	16
Total other expense	(57)	(51)

INCOME BEFORE INCOME TAXES	185	165

INCOME TAXES	43	37

NET INCOME	$142	$128

Income attributable to noncontrolling interest	19	19

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$123	$109

(1) Includes affiliated operating expenses of $44 million and $52 million for the three months ended March 31, 2026 and 2025, respectively.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 31, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6	$8
Receivables-
Affiliated companies	1	5
Other	89	91
Notes receivable from affiliated companies	188	268
Prepaid taxes and other	20	42
	304	414
PROPERTY, PLANT AND EQUIPMENT:
In service	14,132	14,069
Less — Accumulated provision for depreciation	2,848	2,804
	11,284	11,265
Construction work in progress	1,481	1,204
	12,765	12,469
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	19	19
Property taxes	231	313
Operating lease right-of-use asset(1)	411	412
Other	29	38
	914	1,006
TOTAL ASSETS(3)	$13,983	$13,889
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$75	$75
Short-term borrowings-
Affiliated companies	1	1
Other	320	245
Accounts payable - Affiliated companies	187	119
Accrued taxes	331	335
Accrued interest	82	101
Other	12	15
	1,008	891
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	6,631	6,629
Accumulated deferred income taxes	1,591	1,540
Property taxes	159	321
Regulatory liabilities	471	476
Noncurrent operating lease obligation(2)	405	405
Other	8	9
	9,265	9,380
TOTAL LIABILITIES(3)	10,273	10,271

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	661	588
Total members' equity	2,911	2,838
Noncontrolling interest	799	780
TOTAL EQUITY	3,710	3,618

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 7.)

TOTAL LIABILITIES AND EQUITY	$13,983	$13,889
(1) Includes $409 million as of March 31, 2026 and December 31, 2025 associated with affiliated leases.
(2) Includes $403 million as of March 31, 2026 and December 31, 2025 associated with affiliated leases.
(3) As of March 31, 2026 and December 31, 2025, the assets of FET's VIE were $4,752 million and $4,532 million, respectively, that can only be used to settle obligations of the VIE. As of March 31, 2026 and December 31, 2025, these assets include, respectively: Accounts receivable of $25 million and $26 million, Notes receivable from affiliated companies of $91 million and $21 million, Prepaid taxes and other current assets of $1 million and $3 million, Property, plant, and equipment of $4,405 million and $4,249 million, Goodwill of $224 million as of March 31, 2026 and December 31, 2025, Operating lease right-of-use asset of $1 million as of March 31, 2026 and December 31, 2025, and Other noncurrent assets of $5 million and $8 million. The consolidated liabilities as of March 31, 2026 and December 31, 2025, include $2,093 million and $2,185 million, respectively, of liabilities of the VIE whose creditors have no recourse to FET. As of March 31, 2026 and December 31, 2025, these liabilities include, respectively: Accounts payable of $100 million and $78 million, Accrued interest of $23 million and $16 million, Accrued taxes of $2 million and $8 million, Other current liabilities of $5 million and $7 million, Long-term debt and other long-term obligations of $1,474 million as of March 31, 2026 and December 31, 2025, Accumulated deferred income taxes of $460 million and $434 million, Regulatory liabilities of $28 million and $16 million, and Other noncurrent liabilities of $1 million and $2 million. In addition, liabilities as of December 31, 2025 include $150 million of Short-term borrowings.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2026
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2026	$2,250	$588	$2,838	$780	$3,618
Net income	—	123	123	19	142
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2026	$2,250	$661	$2,911	$799	$3,710

	For the Three Months Ended March 31, 2025
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2025	$2,250	$286	$2,536	$774	$3,310
Net income	—	109	109	19	128
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2025	$2,250	$345	$2,595	$793	$3,388

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142	$128
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	95	89
Deferred income taxes and investment tax credits, net	46	19
Allowance for equity funds used during construction	(17)	(12)
Transmission revenue collections, net	24	29
Changes in current assets and liabilities-
Receivables	6	18
Prepaid taxes and other current assets	22	1
Accounts payable	15	32
Accrued taxes	(83)	(62)
Accrued interest	(19)	2
Other current liabilities	(3)	—
Other	6	(1)
Net cash provided from operating activities	234	243

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(309)	(287)
Loans with affiliated companies, net	80	(11)
Asset removal costs	(34)	(24)
Other	2	(1)
Net cash used for investing activities	(261)	(323)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Short-term borrowings, net	75	130
Distribution payments	(50)	(50)
Other	—	(1)
Net cash provided from financing activities	25	79

Net change in cash and cash equivalents	(2)	(1)
Cash and cash equivalents, at beginning of period	8	8
Cash and cash equivalents, at end of period	$6	$7

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$153	$108

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

FET also owns a 34% equity interest in Valley Link. On November 25, 2024, FET, DominionHV, and Transource formed Valley Link, which is the holding company responsible for managing and executing those projects awarded by PJM to the Valley Link Subsidiaries, and entered into a limited liability agreement. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain those transmission projects awarded by PJM.
On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects, among others, awarded by PJM on February 12, 2026, to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship among the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members under the Grid Growth Operating Agreement are 50% for each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest.
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

FET and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC. The accompanying interim financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025 are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The Consolidated Balance Sheets as of December 31, 2025, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 24, 2026.

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

Economic Conditions

FET and the FET Subsidiaries continue to monitor supply lead times in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. In addition, ongoing geopolitical conflicts have contributed to volatility in global energy markets and fuel and transportation costs, which may further impact supply availability or pricing. FET and the FET Subsidiaries continue to implement mitigation strategies to address volatility in interest rates, inflation, and supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, a prolonged continuation or further increase in demand, sustained or escalating geopolitical tensions, rising fuel costs, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.
Capitalized Financing Costs

For the three months ended March 31, 2026 and 2025, capitalized financing costs on FET’s Consolidated Statements of Income include $17 million and $12 million, respectively, of allowance for equity funds used during construction and $6 million and $4 million, respectively, of capitalized interest.
Investments

Valley Link - On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link . This general framework includes parameters regarding the relationship among the three members, confers governance rights to members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Long-Term Proposal Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET's share estimated to be approximately $1 billion.

As of February 21, 2025, the relative ownership interests of the members are FET (34%), DominionHV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of March 31, 2026 and during the first quarter of 2026 investment balances and earnings recorded related to Valley Link were immaterial.
PATH-WV - FET owns 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FET is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FET's ownership interest in PATH-WV is subject to the equity method of accounting.
In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a "public utility" and no longer is subject to FERC jurisdiction. FET and its non-affiliated joint venture partner have authorized the liquidation and dissolution of the PATH corporate entities in April 2026. As of March 31, 2026 and December 31, 2025, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a liquidating distribution.
Segment Information
FET has one operating segment, which is the entire entity. FET's Consolidated Statements of Income are consistent with the internal financial reports used by FET's President, its CODM. FET's CODM uses earnings attributable to FET to regularly assess performance and considers actual versus budget variances to make operating decisions and allocate resources. FET considers Other operating expenses, Provision for depreciation, General taxes, Interest expense and Income taxes to be significant expenses. See the Consolidated Statements of Income. Total Assets are reported on the Consolidated Balance Sheets and Capital investments are reported within Cash Flows from Investing on the Consolidated Statement of Cash Flows.
New Accounting Pronouncements

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB has not yet been adopted. Unless otherwise indicated, management is currently assessing the impact such guidance may have on its financial statements and disclosures, as well as the potential to early adopt (where applicable). Management has assessed other FASB issuances of new standards not described below based upon the current expectation that such new standards will not significantly impact FET's financial statements.

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

ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for FET beginning with the financials for the first quarter of 2028, with early adoption permitted. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach.

ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (Issued in December 2025): ASU 2025-10 establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 requires that a government grant be recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received. It permits two approaches for asset related grants either the cost reduction method (reduce the carrying amount of the asset) or the deferred income method (recognize income over the useful life of the asset). Income-related grants are recognized systematically in income as the related costs are incurred. ASU 2025-10 is effective for FET beginning with financials for the first quarter of 2029, with early adoption permitted. The guidance is permitted to be applied using a modified prospective, modified retrospective or full retrospective approach.

2. REVENUE

FET and its subsidiaries account for revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three months ended March 31, 2026 and 2025, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Three Months Ended March 31,
	2026	2025
	(In millions)
ATSI	$282	$263
TrAIL	65	70
MAIT	138	131
Total Revenue from Contracts with Customers	485	464
Other revenue unrelated to contracts with customers	7	4
Total revenues	$492	$468

3. INCOME TAXES

FET and its subsidiaries’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2026 and 2025. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following table reconciles the effective income tax rate to the federal income tax statutory rate for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(In millions)	2026		2025
	Amount	%	Amount	%
Income before income taxes	$185		$165
Federal statutory income tax	$39	21.0%	$35	21.0%
Federal:
Nontaxable and Nondeductible:
AFUDC equity income	(4)	(2.2)%	(3)	(1.8)%
Other:
Excess deferred tax amortization	—	—%	(1)	(0.6)%
Other	—	—%	(1)	(0.6)%
State and municipal income taxes, net of federal effect (1)	8	4.3%	7	4.2%
Total income taxes (2)	$43	23.2%	$37	22.4%
(1) Pennsylvania makes up the majority of FET’s respective domestic state income taxes, net of federal effect.
(2) There were no amounts for the three months ended March 31, 2026, or 2025, related to tax credits, cross-border tax laws, changes in laws or rates, changes in valuation allowances, foreign tax effects, or changes in unrecognized tax benefits.

For federal income tax purposes, FET files as a consolidated group with its subsidiaries and maintains an intercompany income tax allocation agreement for the allocation of consolidated tax liability, including corporate AMT. Prior to the closing of the FET Equity Interest Sale, FET and its subsidiaries were included in the FirstEnergy consolidated group for federal income tax purposes and were parties to the FirstEnergy intercompany income tax allocation agreement.

On February 18, 2026, the U.S. Treasury and IRS issued guidance that allows certain tax repair deductions in computing corporate AMT. As a result of this guidance, FET reversed $10 million in corporate AMT credit carryforwards in the first quarter of 2026 related to corporate AMT incurred and paid in prior tax years, none of which had an impact to the effective tax rate. The FET consolidated tax group remains subject to the corporate AMT, but expects that this allowance for certain tax repair deductions will reduce future corporate AMT liability.

On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent certain corporate tax incentives from the TCJA and accelerates the phase out of tax credits for wind and solar projects, but is not expected to materially impact FET.

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FET determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes. FET made the appropriate updates in its annual formula rates for the impacted subsidiaries.

FET will continue to monitor and evaluate future tax legislation, guidance from the U.S. Treasury and/or the IRS, including guidance related to the corporate AMT, and developments concerning the regulatory treatment of income taxes by FERC and/or applicable state regulatory authorities, that could negatively impact FET’s cash flows, results of operations and financial condition.

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

The following table provides the approximate fair value and related carrying value of long-term debt, which excludes unamortized debt issuance costs, discounts and premiums as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In millions)
Carrying value	$6,750	$6,750
Fair value	$6,505	$6,576

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries. FET and the FET Subsidiaries classified short-term borrowings and long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2026, and December 31, 2025.

FET had no issuances and redemptions during the three months ended March 31, 2026:

On April 21, 2026, ATSI issued $175 million of new 5.19% Senior Unsecured Notes due May 15, 2033. Proceeds are expected to be used to repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI’s 4.00% Senior Unsecured Notes due 2026, to finance capital expenditures, for working capital, and for other general corporate purposes.

On April 30, 2026, MAIT issued $250 million of new 5.02% Senior Unsecured Notes due May 1, 2036. Proceeds are expected to be used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes.

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

Unconsolidated VIEs

•PATH-WV - FET is not the primary beneficiary of PATH-WV, as further discussed above in Note 1., “Organization and Basis of Presentation – Investments," of the Notes to Consolidated Financial Statements for additional information related to PATH-WV.

•Valley Link - As of March 31, 2026 Valley Link is considered a VIE. As of March 31, 2026 and during the first quarter of 2026 investment balances and earnings recorded related to Valley Link were immaterial. See Note 1., “Organization and Basis of Presentation – Investments," and Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional information related to Valley Link.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the

Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries’ transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above, ATSI is collecting the ROE incentive adder subject to refund.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in PJM. The FET Subsidiaries’ and the other transmission utilities in Ohio and PJM filed comments.

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100 kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries’, however, whether this lawsuit moves forward could have a material impact on FET and its transmission capital investment strategy.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. On April 16, 2026, FERC issued notice of its intent to take action in June 2026. FET is unable to predict the outcome of this rulemaking procedure. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, FET’s strategy of investing in transmission could be adversely affected.

Valley Link Formula Transmission Rate

On March 14, 2025, the Valley Link joint venture filed an application at FERC for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. The most recent settlement conference was held on April 27, 2026, and settlement negotiations are ongoing. The hypothetical capital structure incentive and the other open rate design matters are being addressed in the confidential settlement negotiations.

Grid Growth Formula Transmission Rate

On March 6, 2026, the Grid Growth joint venture filed an application at FERC for new forward-looking formula transmission rates to provide for cost recovery for the portfolio of projects that PJM has designated for Grid Growth to construct and operate. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.8% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. The application requests an effective date of May 6, 2026. On April 23, 2026, FERC issued a deficiency letter seeking additional information regarding Grid Growth’s protocols. Grid Growth has 30 days to respond.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include debt guarantees, stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of March 31, 2026 was $150 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Valley Link	$102
Surety bonds(1)	35
LOCs	13
Total Guarantees and Other Assurances	$150
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of March 31, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $13 million of collateral, in the form of LOCs, as of March 31, 2026.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FET regarding air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While FET’s environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FET cannot predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may evolve.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to FET and the FET Subsidiaries. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation as anticipated has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

OTHER LEGAL PROCEEDINGS

There are various lawsuits, claims and proceedings related to FET's normal business operations pending against FET or its subsidiaries. The loss or range of loss in these matters is not expected to be material to FET or its subsidiaries. The other potentially material items not otherwise discussed above are described under Note 6., "Regulatory Matters," of the Notes to Consolidated Financial Statements.

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
8. TRANSACTIONS WITH AFFILIATED COMPANIES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the three months ended March 31, 2026 and 2025, are as follows:

	For the Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues	$7	$4

Other operating expenses:
Ground lease expense	6	6
FESC support services(1)	61	65
Other affiliate support services(1)	28	33
Interest income	2	2
Interest expense	—	1
(1) Includes amounts capitalized of $51 million and $52 million for the three months ended March 31, 2026 and 2025, respectively.

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

For federal income tax purposes, FET files as a consolidated group with its subsidiaries and maintains an intercompany income tax allocation agreement for the allocation of consolidated tax liability, including corporate AMT. Prior to the closing of the FET Equity Interest Sale, FET and its subsidiaries were included in the FirstEnergy consolidated group for federal income tax purposes and were parties to the FirstEnergy intercompany income tax allocation agreement. See Note 3., "Income Taxes," of the Notes to Consolidated Financial Statements for additional information.
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $2 million and $3 million for the three months ended March 31, 2026 and 2025, respectively.
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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY TRANSMISSION, LLC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q discusses the three months ended March 31, 2026 and year-over-year comparisons between the three months ended March 31, 2026 and 2025 and should be read in conjunction with FET’s interim financial statements and notes included in this Form 10-Q, and the its audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.
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

PJM RTEP Long-Term Proposal Window Projects

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

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship among the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members are 50% by each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the PJM 2025 RTEP Long-Term Proposal Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

As part of its investment plan, FET and the FET Subsidiaries expect to continue to consider opportunities to submit transmission projects through the PJM Open Window process to address expansion projects including opportunities in the 2026 PJM Open Window.

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

Summary of Results of Operations — First Three Months of 2026 Compared with First Three Months of 2025

FET financial results for the first three months of 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025	Change
Revenues:
Revenue from non-affiliates	$485	$464	$21
Revenue from affiliates	7	4	3
Total Revenues	492	468	24

Operating Expenses:
Other operating expenses	74	91	(17)
Provision for depreciation	92	87	5
Amortization of regulatory assets, net	1	1	—
General taxes	83	73	10
Total Operating Expenses	250	252	(2)

Other Income (Expense):
Interest income from affiliates	2	2	—
Miscellaneous income, net	1	2	(1)
Interest expense - other	(83)	(70)	(13)
Interest expense - affiliates	—	(1)	1
Capitalized financing costs	23	16	7
Total Other Expense	(57)	(51)	(6)

Income taxes	43	37	6

Income attributable to noncontrolling interest	19	19	—

Earnings Attributable to FirstEnergy Transmission, LLC	$123	$109	$14

Results of Operations— First Three Months of 2026 Compared with First Three Months of 2025

Earnings attributable to FET increased by $14 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher revenues from regulated capital investments that increased rate base and higher capitalized financing costs, partially offset by higher interest expenses from new long-term debt issuances.

Revenues

Total revenues increased by $24 million in the first three months of 2026, as compared to the same period of 2025, primarily due to a higher overall rate base, partially offset by lower recovery of transmission operating expenses.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	2026	2025	Change
		(In millions)
ATSI	$289	$268	$21
TrAIL	67	71	(4)
MAIT	139	132	7
Intercompany Eliminations	(3)	(3)	—
Total Consolidated Revenues	$492	$468	$24

Operating Expenses

Total operating expenses decreased by $2 million in the first three months of 2026, as compared to the same period of 2025, primarily due to lower operating and maintenance expenses partially offset by higher depreciation and property tax expenses. Nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expenses increased by $6 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances, partially offset by higher capitalized financing costs.

Income Taxes

FET's effective tax rate for the three months ended March 31, 2026 and 2025, was 23.2% and 22.4%, respectively.
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

The following table provides information about the composition of net regulatory assets and liabilities as of March 31, 2026, and December 31, 2025, and the changes during the three months ended March 31, 2026:

Net Regulatory Assets (Liabilities) by Source	March 31, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(481)	$(487)	$6
Asset removal costs	58	33	25
Deferred transmission costs	(73)	(48)	(25)
MISO exit fee(1)	20	21	(1)
Vegetation management costs(1)	5	5	—
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(471)	$(476)	$5
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

MISO exit fee - Relates to the recovery of certain costs from the transfer of control of ATSI's transmission assets from MISO to PJM (amortized through 2030).

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

FET and the FET Subsidiaries continue to monitor supply lead times in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S.

government in response. In addition, ongoing geopolitical conflicts have contributed to volatility in global energy markets and fuel and transportation costs, which may further impact supply availability or pricing. FET and the FET Subsidiaries continue to implement mitigation strategies to address volatility in interest rates, inflation, and supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, a prolonged continuation or further increase in demand, sustained or escalating geopolitical tensions, rising fuel costs, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.

As of March 31, 2026, FET's net deficit in working capital (current assets less current liabilities) was approximately $704 million, primarily due to current portion of long-term debt, short-term borrowings, accounts payable, and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

Short-Term Borrowings / Revolving Credit Facilities

On October 27, 2025, FET and the FET subsidiaries entered into amendments to their respective credit facilities to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2029 to October 20, 2030, for the FET credit facility and (b) from October 18, 2028 to October 18, 2029 for the FET Subsidiaries’ credit facility.

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

FET had $321 million and $246 million of outstanding short-term borrowings as of March 31, 2026 and December 31, 2025, respectively. FET’s available liquidity from external sources as of April 27, 2026 was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2030	$1,000	$680
ATSI, MAIT and TrAIL	October 2029	850	849
	Subtotal	$1,850	$1,529
Cash and cash equivalents		—	16
	Total	$1,850	$1,545

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2026:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
FET	N/A	$1,000	65.5%
ATSI(1)	$500	350	39.7%
MAIT(1)	400	350	35.8%
TrAIL(1)	400	150	39.2%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Amended Credit Facilities and against the borrowers' borrowing sublimit. As of March 31, 2026, FET and the FET Subsidiaries had $13 million in outstanding LOCs, $1 million of which are issued under the Credit Facilities.

Revolving Credit Facility	LOC Availability as of March 31, 2026	LOC Utilized as of March 31, 2026
	(In millions)
FET	$100	$—
ATSI, MAIT and TrAIL	200	1

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

As of March 31, 2026, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Amended Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool
	2026	2025
For the Three Months Ended March 31,	4.22%	4.93%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and the FET Subsidiaries' credit ratings as of April 27, 2026:

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

FET and the FET Subsidiaries are subject to debt-to-total-capitalization ratios of 75% and 65%, respectively. FET, ATSI, MAIT, and TrAIL could issue debt of approximately $4.1 billion, $3.7 billion, $3.5 billion, and $1.1 billion, respectively, or incur a reduction of equity of approximately $1.4 billion, $2.0 billion, $1.9 billion, and $604 million, respectively, and would remain within the limitations of the financial covenant requirements as defined under the Amended Credit Facilities.

Cash Requirements and Commitments

FET has certain obligations and commitments to make future payments under contracts. For an in-depth discussion of FET’s cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FET’s Form 10-K for the year ended December 31, 2025 (filed on February 24, 2026).

Changes in Cash Position

As of March 31, 2026, FET had $6 million of cash and cash equivalents as compared to $8 million of cash and cash equivalents as of December 31, 2025, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Three Months Ended March 31,
(In millions)	2026	2025	Change

Net cash provided from operating activities	$234	$243	$(9)
Net cash used for investing activities	(261)	(323)	62
Net cash provided from financing activities	25	79	(54)
Net change in cash and cash equivalents	(2)	(1)	(1)

Cash and cash equivalents, at beginning of period	8	8	—
Cash and cash equivalents, at end of period	$6	$7	$(1)

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

Net cash provided from operating activities was $234 million and $243 million in the first three months of 2026 and 2025, respectively. The decrease in cash provided from operating activities in 2026, compared to the same period of 2025, is primarily due to decreased working capital related to the timing of accrued payables, taxes and interest, partially offset by higher revenues from regulated capital investments that increased rate base.

Cash Flows From Investing Activities

Net cash used for investing activities in the first three months of 2026 principally represented cash used for capital investments. The following table summarizes investing activities for the first three months of 2026 and 2025:

	For the Three Months Ended March 31,
Investing Activities	2026	2025	Change
	(In millions)
Capital investments	$309	$287	$22
Loans with affiliated companies, net	(80)	11	(91)
Asset removal costs	34	24	10
Other	(2)	1	(3)
	$261	$323	$(62)

Net cash used for investing activities for the first three months of 2026 decreased by $62 million, as compared to the same period of 2025, primarily due to higher receipts from loans with affiliated companies, partially offset by increased spend in capital investments.

Cash Flows From Financing Activities

In the first three months of 2026 and 2025, net cash provided from financing activities was $25 million and $79 million, respectively. The following table summarizes financing activities for the first three months of 2026 and 2025:

	For the Three Months Ended March 31,
Financing Activities	2026	2025	Change
	(In millions)

Short-term borrowings, net	$75	$130	$(55)
Distribution payments	(50)	(50)	—
Other	—	(1)	1
	$25	$79	$(54)

FET had no issuances and redemptions during the three months ended March 31, 2026:

On April 21, 2026, ATSI issued $175 million of new 5.19% Senior Unsecured Notes due May 15, 2033. Proceeds are expected to be used to repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI’s 4.00% Senior Unsecured Notes due 2026, to finance capital expenditures, for working capital, and for other general corporate purposes.

On April 30, 2026, MAIT issued $250 million of new 5.02% Senior Unsecured Notes due May 1, 2036. Proceeds are expected to be used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes.

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

GUARANTEES AND OTHER ASSURANCES
FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include debt guarantees, stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of March 31, 2026 was $150 million. See Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for more information.

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of March 31, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $13 million of collateral, in the form of LOCs, as of March 31, 2026.
MARKET RISK INFORMATION

FET and the FET Subsidiaries' exposure to fluctuations in market interest rates is reduced since all long-term debt has fixed interest rates. FET and the FET Subsidiaries are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

Economic Conditions

FET and the FET Subsidiaries continue to monitor supply lead times in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. In addition, ongoing geopolitical conflicts have contributed to volatility in global energy markets and fuel and transportation costs, which may further impact supply availability or pricing. FET and the FET Subsidiaries continue to implement mitigation strategies to address volatility in interest rates, inflation, and supply constraints and do not expect any corresponding service disruptions or any material impact on its capital investment plan. However, a prolonged continuation or further increase in demand, sustained or escalating geopolitical tensions, rising fuel costs, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on FET’s consolidated results of operations, cash flow and financial condition.
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

OUTLOOK

INCOME TAXES

For federal income tax purposes, FET files as a consolidated group with its subsidiaries and maintains an intercompany income tax allocation agreement for the allocation of consolidated tax liability, including corporate AMT. Prior to the closing of the FET Equity Interest Sale, FET and its subsidiaries were included in the FirstEnergy consolidated group for federal income tax purposes and were parties to the FirstEnergy intercompany income tax allocation agreement.

On February 18, 2026, the U.S. Treasury and IRS issued guidance that allows certain tax repair deductions in computing corporate AMT. As a result of this guidance, FET reversed $10 million in corporate AMT credit carryforwards in the first quarter of 2026 related to corporate AMT incurred and paid in prior tax years, none of which had an impact to the effective tax rate. The FET consolidated tax group remains subject to the corporate AMT, but expects that this allowance for certain tax repair deductions will reduce future corporate AMT liability.

On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent certain corporate tax incentives from the TCJA and accelerates the phase out of tax credits for wind and solar projects, but is not expected to materially impact FET.

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FET determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes. FET made the appropriate updates in its annual formula rates for the impacted subsidiaries.

FET will continue to monitor and evaluate future tax legislation, guidance from the U.S. Treasury and/or the IRS, including guidance related to the corporate AMT, and developments concerning the regulatory treatment of income taxes by FERC and/or applicable state regulatory authorities, that could negatively impact FET’s cash flows, results of operations and financial condition.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries’ transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above, ATSI is collecting the ROE incentive adder subject to refund.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in PJM. The FET Subsidiaries’ and the other transmission utilities in Ohio and PJM filed comments.

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100 kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FET is unable to predict the outcome or estimate the impact that this complaint may have on the FET Subsidiaries’, however, whether this lawsuit moves forward could have a material impact on FET and its transmission capital investment strategy.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. On April 16, 2026, FERC issued notice of its intent to take action in June 2026. FET is unable to predict the outcome of this rulemaking procedure. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, FET’s strategy of investing in transmission could be adversely affected.

Valley Link Formula Transmission Rate

On March 14, 2025, the Valley Link joint venture filed an application at FERC for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. The most recent settlement conference was held on April 27, 2026, and settlement negotiations are ongoing. The hypothetical capital structure incentive and the other open rate design matters are being addressed in the confidential settlement negotiations.

Grid Growth Formula Transmission Rate

On March 6, 2026, the Grid Growth joint venture filed an application at FERC for new forward-looking formula transmission rates to provide for cost recovery for the portfolio of projects that PJM has designated for Grid Growth to construct and operate. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.8% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. The application requests an effective date of May 6, 2026. On April 23, 2026, FERC issued a deficiency letter seeking additional information regarding Grid Growth’s protocols. Grid Growth has 30 days to respond.
ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FET regarding air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While FET’s environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. FET cannot predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may evolve.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to FET and the FET Subsidiaries. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation as anticipated has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1., "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “FirstEnergy Transmission, LLC Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information” in Item 2. above.
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based on that evaluation, the principal executive officer and principal financial officer of FET have concluded that its disclosure controls and procedures were effective as of March 31, 2026.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 6., “Regulatory Matters,” and Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of March 31, 2026, there has been no material change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FET’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, which could materially affect FET’s business, financial condition or future results.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Trading Arrangements

Not Applicable.
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	10.1	Amended and Restated Operating Agreement of Grid Growth Ventures, LLC, dated as of February 13, 2026, among FirstEnergy Transmission, LLC and Transource Energy, LLC.
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Transmission, LLC for the period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
May 5, 2026

FIRSTENERGY TRANSMISSION, LLC
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Director
(Principal Accounting Officer)