Form 10-Q
period 2026-06-30
FirstEnergy Transmission, LLC
filed 2026-08-06
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, a wholly owned subsidiary of FE, which provides legal, financial and other corporate support services to FirstEnergy affiliates
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, the parent company of ATSI, MAIT and TrAIL, which has a joint venture in Valley Link and Grid Growth, and had a joint venture in PATH
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Ohio	Grid Growth Ohio, LLC, a subsidiary of Grid Growth
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 25, 2024
Valley Link Maryland	Valley Link Transmission Maryland, LLC
Valley Link Subsidiaries	The five subsidiaries of Valley Link: (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC, that will develop, construct, own, operate and maintain those transmission projects awarded by PJM

The following abbreviations and acronyms may be used to identify frequently used terms in this report:
A&R FET LLC Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of FET
A&R Fourth FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
Amended Credit Facilities	Collectively, the eight separate senior unsecured syndicated revolving credit facilities entered into by FE, FET, the Electric Companies, and the Transmission Companies, each as amended from time to time, most recently on October 27, 2025
AMP	American Municipal Power, Inc.
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
Credit Facilities	Collectively, the FET Revolving Facility and the ATSI, MAIT and TrAIL revolving facilities as amended through October 20, 2023
CWIP	Construction Work in Progress
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
EEI	The Edison Electric Institute
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET's five-year syndicated revolving credit facility, dated as of October 20, 2023, and amended through October 27, 2025
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles in the United States
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
LOC	Letter of Credit
MDOPC	Maryland Office of People's Counsel
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
N/A	Not applicable
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
OBBBA	One Big Beautiful Bill Act of 2025, adopted on July 4, 2025
OCC	Ohio Consumers' Counsel
OPEB	Other Postemployment Benefits

PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory through which PJM coordinates the movement of electricity, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
Utility RELIEF Act	Maryland House Bill 1532, adopted May 12, 2026
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

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

PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025

REVENUES:
Revenues from non-affiliates	$502	$430	$987	$894
Revenues from affiliates	7	5	14	9
Total revenues	509	435	1,001	903

OPERATING EXPENSES:
Other operating expenses(1)	85	67	159	158
Provision for depreciation	93	87	185	174
Amortization of regulatory assets, net	2	2	3	3
General taxes	83	74	166	147
Total operating expenses	263	230	513	482

OPERATING INCOME	246	205	488	421

OTHER INCOME (EXPENSE):
Interest income from affiliates	3	7	5	9
Miscellaneous income (expense), net	(1)	—	—	2
Interest expense - non-affiliates	(84)	(76)	(167)	(146)
Interest expense - affiliates	—	(1)	—	(2)
Capitalized financing costs	24	18	47	34
Total other expense	(58)	(52)	(115)	(103)

INCOME BEFORE INCOME TAXES	188	153	373	318

INCOME TAXES	43	35	86	72

NET INCOME	$145	$118	$287	$246

Income attributable to noncontrolling interest	20	18	39	37

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$125	$100	$248	$209

(1) Includes affiliated operating expenses of $43 million and $45 million for the three months ended June 30, 2026, and 2025, respectively, and $87 million and $97 million for the six months ended June 30, 2026, and 2025, respectively.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10	$8
Receivables-
Affiliated companies	1	5
Other	90	91
Notes receivable from affiliated companies	398	268
Prepaid taxes and other	21	42
	520	414
PROPERTY, PLANT AND EQUIPMENT:
In service	14,513	14,069
Less — Accumulated provision for depreciation	2,900	2,804
	11,613	11,265
Construction work in progress	1,463	1,204
	13,076	12,469
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	2	19
Property taxes	152	313
Operating lease right-of-use asset(1)	411	412
Other	35	38
	824	1,006
TOTAL ASSETS(3)	$14,420	$13,889
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$75
Short-term borrowings-
Affiliated companies	—	1
Other	275	245
Accounts payable - Affiliated companies	165	119
Accrued taxes	327	335
Accrued interest	106	101
Other	12	15
	885	891
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	7,055	6,629
Accumulated deferred income taxes	1,623	1,540
Property taxes	159	321
Regulatory liabilities	481	476
Noncurrent operating lease obligation(2)	405	405
Other	7	9
	9,730	9,380
TOTAL LIABILITIES(3)	10,615	10,271

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	736	588
Total members' equity	2,986	2,838
Noncontrolling interest	819	780
TOTAL EQUITY	3,805	3,618

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 7.)

TOTAL LIABILITIES AND EQUITY	$14,420	$13,889
(1) Includes $409 million as of June 30, 2026, and December 31, 2025, associated with affiliated leases.
(2) Includes $403 million as of June 30, 2026, and December 31, 2025, associated with affiliated leases.
(3) As of June 30, 2026, and December 31, 2025, the assets of FET's VIE were $5,068 million and $4,532 million, respectively, that can only be used to settle obligations of the VIE. As of June 30, 2026, and December 31, 2025, these assets include, respectively: Accounts receivable of $25 million and $26 million, Notes receivable from affiliated companies of $257 million and $21 million, Prepaid taxes and other current assets of $1 million and $3 million, Property, plant, and equipment of $4,555 million and $4,249 million, Goodwill of $224 million and $224 million, Operating lease right-of-use asset of $1 million and $1 million, and Other noncurrent assets of $5 million and $8 million. The consolidated liabilities as of June 30, 2026, and December 31, 2025, include $2,343 million and $2,185 million, respectively, of liabilities of the VIE whose creditors have no recourse to FET. As of June 30, 2026, and December 31, 2025, these liabilities include, respectively: Accounts payable of $91 million and $78 million, Accrued interest of $18 million and $16 million, Accrued taxes of $3 million and $8 million, Other current liabilities of $6 million and $7 million, Long-term debt and other long-term obligations of $1,722 million and $1,474 million, Accumulated deferred income taxes of $478 million and $434 million, Regulatory liabilities of $24 million and $16 million, and Other noncurrent liabilities of $1 million and $2 million. In addition, liabilities as of December 31, 2025, include $150 million of Short-term borrowings.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2026
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2026	$2,250	$588	$2,838	$780	$3,618
Net income	—	123	123	19	142
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2026	$2,250	$661	$2,911	$799	$3,710
Net income	—	125	125	20	145
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, June 30, 2026	$2,250	$736	$2,986	$819	$3,805

	For the Six Months Ended June 30, 2025
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2025	$2,250	$286	$2,536	$774	$3,310
Net income	—	109	109	19	128
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2025	$2,250	$345	$2,595	$793	$3,388
Net income	—	100	100	18	118
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, June 30, 2025	$2,250	$395	$2,645	$811	$3,456

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287	$246
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	192	180
Deferred income taxes and investment tax credits, net	75	35
Allowance for equity funds used during construction	(36)	(26)
Transmission revenue collections, net	39	90
Gain on PATH-WV liquidation (Note 1.)	(4)	—
Changes in current assets and liabilities-
Receivables	5	22
Prepaid taxes and other current assets	21	(8)
Accounts payable	10	24
Accrued taxes	(8)	(7)
Accrued interest	5	11
Other current liabilities	(3)	(1)
Other	5	8
Net cash provided from operating activities	588	574

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(695)	(692)
Loans with affiliated companies, net	(130)	(140)
Asset removal costs	(56)	(50)
PATH-WV liquidation distribution (Note 1.)	21	—
Other	(2)	(2)
Net cash used for investing activities	(862)	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	425	1,025
Short-term borrowings - other, net	30	100
Redemptions and repayments-
Long-term debt	(75)	(625)
Short-term borrowings - affiliated companies, net	(1)	—
Distribution payments	(100)	(100)
Other	(3)	(7)
Net cash provided from financing activities	276	393

Net change in cash and cash equivalents	2	83
Cash and cash equivalents, at beginning of period	8	8
Cash and cash equivalents, at end of period	$10	$91

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$132	$111

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

On May 31, 2022, Brookfield acquired 19.9% of the issued and outstanding membership interests of FET. On March 25, 2024, Brookfield acquired an additional incremental 30% equity interest in FET. As a result of the closing of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET. FET continues to be consolidated in FirstEnergy’s financial statements. Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE entered into the A&R Fourth FET LLC Agreement, which amended and restated in its entirety the Third Amended and Restated Limited Liability Company Agreement of FET. The A&R Fourth FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R Fourth FET LLC Agreement, as of the closing, the FET Board consists of five directors, two of whom are appointed by Brookfield and three of whom are appointed by FE.

On May 20, 2026, FE, FET and Brookfield entered into the A&R FET LLC Agreement, which amends and restates the A&R Fourth FET LLC Agreement in its entirety. The A&R FET LLC Agreement implements the application of the parties’ existing governance arrangements under the A&R Fourth FET LLC Agreement to FET’s participation in Valley Link and Grid Growth. The relative ownership percentages of the members of FET, the size and composition of FET’s board of directors, the ownership-based thresholds at which Brookfield’s rights apply, and the scope of the matters as to which Brookfield has consent, consultation or other approval rights with respect to FET, in each case as set forth in the A&R Fourth FET LLC Agreement, are not modified by the A&R FET LLC Agreement.

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
FET also owns a 34% equity interest in Valley Link, which is the holding company formed by FET, DominionHV, and Transource on November 25, 2024, for the purpose of managing and executing those projects awarded by PJM to the Valley Link Subsidiaries. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain those transmission projects awarded by PJM.
FET owns a 50% equity interest in Grid Growth, which is the holding company formed by FET and Transource on February 13, 2026, for the purpose of managing and executing those projects awarded by PJM to Grid Growth and/or its subsidiaries. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest.
FET and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC. The accompanying interim financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026, and 2025, are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of the financial statements. The Consolidated Balance Sheets as of December 31, 2025, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the audited financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.

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
Capitalized Financing Costs

For the three months ended June 30, 2026, and 2025, capitalized financing costs on FET’s Consolidated Statements of Income include $19 million and $14 million, respectively, of allowance for equity funds used during construction and $5 million and $4 million, respectively, of capitalized interest.

For the six months ended June 30, 2026, and 2025, capitalized financing costs on FET’s Consolidated Statements of Income include $36 million and $26 million, respectively, of allowance for equity funds used during construction and $11 million and $8 million, respectively, of capitalized interest.
Investments

Valley Link - On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Open Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET's share estimated to be approximately $1 billion.

As of February 21, 2025, the relative ownership interests of the members are FET (34%), DominionHV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. Investment balances as of June 30, 2026, and earnings during the first half of 2026 related to Valley Link were immaterial.
Grid Growth - On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. As of February 13, 2026, the relative ownership interests of the members are 50% by each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. FET’s ownership interest in Grid Growth is subject to the equity method of accounting. As of June 30, 2026, and December 31, 2025, there was no carrying value of the investment on the FET Consolidated Balance Sheets.
On February 12, 2026, in response to the PJM 2025 RTEP Open Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

PATH-WV - A subsidiary of FET formerly owned 50% of PATH-WV, which was a joint venture with a subsidiary of AEP. In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. During the second quarter of 2026, FET received cash payments of approximately $21 million after the liquidation of PATH was authorized by FirstEnergy and its non-affiliated joint venture partner. The cash payment is in “PATH-WV liquidation distribution” within “Cash from Investing Activities” of FET’s Consolidated Statements of Cash Flows.

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

ASU 2026‑02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (Issued in May 2026): ASU 2026‑02 establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard requires entities to account for environmental credits based on their intended use, including whether the credits are expected to be used for compliance purposes, held for sale, or used for voluntary initiatives. The guidance also requires recognition of liabilities for environmental credit obligations and introduces a measurement model that incorporates both credits on hand and credits required to settle the obligation. ASU 2026‑02 is permitted to be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption. ASU 2026‑02 is effective for FET beginning with financial statements for the first quarter of 2028, with early adoption permitted.

2. REVENUE

FET and its subsidiaries account for revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers. Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and six months ended June 30, 2026, and 2025, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
ATSI	$294	$256	$576	$519
TrAIL	59	61	124	131
MAIT	149	113	287	244
Total Revenue from Contracts with Customers	502	430	987	894
Other revenue unrelated to contracts with customers	7	5	14	9
Total revenues	$509	$435	$1,001	$903
3. INCOME TAXES

FET and its subsidiaries’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2026 and 2025. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following table reconciles the effective income tax rate to the federal income tax statutory rate for the three and six months ended June 30, 2026, and 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions)	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$188		$153		$373		$318
Federal statutory income tax	$39	21.0%	$32	21.0%	$78	21.0%	$67	21.0%
Federal:
Tax credits	(2)	(1.1)%	—	—%	(2)	(0.5)%	—	—%
Nontaxable and Nondeductible:
AFUDC equity income	(4)	(2.1)%	(2)	(1.3)%	(8)	(2.2)%	(5)	(1.6)%
AFUDC equity depreciation	—	—%	—	—%	1	0.3%	1	0.3%
Other:
Excess deferred tax amortization	—	—%	(1)	(0.7)%	—	—%	(2)	(0.6)%
Federal and state related flow-through	—	—%	(1)	(0.7)%	(1)	(0.3)%	(2)	(0.6)%
Other	4	2.0%	—	—%	4	1.0%	(1)	(0.3)%
Changes in unrecognized tax benefits	(2)	(1.1)%	—	—%	(2)	(0.5)%	—	—%
State and municipal income taxes, net of federal effect (1)	8	4.2%	7	4.6%	16	4.3%	14	4.4%
Total income taxes (2)	$43	22.9%	$35	22.9%	$86	23.1%	$72	22.6%
(1) Pennsylvania makes up the majority of FET’s respective domestic state income taxes, net of federal effect.
(2) There were no amounts for the three or six months ended June 30, 2026, or 2025, related to cross-border tax laws, changes in laws or rates, changes in valuation allowances, or foreign tax effects.

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

The following table provides the approximate fair value and related carrying value of long-term debt, which excludes unamortized debt issuance costs, discounts and premiums as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In millions)
Carrying value	$7,100	$6,750
Fair value	$6,809	$6,576

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries. FET and the FET Subsidiaries classified short-term borrowings and long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2026, and December 31, 2025.

FET had the following redemption and issuances during the six months ended June 30, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
ATSI	Senior Unsecured	April, 2026	4.00%	2026	$75	Redeemed senior unsecured notes that became due.
Issuances
MAIT	Senior Unsecured	April, 2026	5.02%	2036	$250	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund other general corporate purposes.
ATSI	Senior Unsecured	April, 2026	5.19%	2033	$175
Proceeds were used to: (i) repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI's 4.00% senior unsecured notes due 2026; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

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

Unconsolidated VIEs

•Valley Link - Investment balances as of June 30, 2026, and earnings during the first half of 2026 related to Valley Link were immaterial. See Note 1., “Organization and Basis of Presentation – Investments," and Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional information related to Valley Link.

6. REGULATORY MATTERS

FERC REGULATORY MATTERS

With respect to their transmission services and rates, the FET Subsidiaries are subject to regulation by FERC. Under the FPA, FERC regulates rates for transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters. FERC regulations require the FET Subsidiaries to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of the FET Subsidiaries are subject to functional control by PJM, and transmission service using the FET Subsidiaries’ transmission facilities is provided by PJM under the PJM Tariff.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with FERC’s orders. As of June 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $79 million, which is recorded in “Regulatory liabilities” on FET’s Consolidated Balance Sheets.

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

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. PJM and the PJM transmission owners are required to submit an initial compliance filing with FERC by August 17, 2026, unless PJM and the PJM transmission owners notify FERC by August 3, 2026, that they plan to implement FERC’s directives by means of tariff amendments pursuant to FPA Section 205, in which case the compliance filing is due on November 16, 2026. FET is unable to predict the outcome of this proceeding.

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

Grid Growth Formula Transmission Rate

On March 6, 2026, the Grid Growth joint venture filed an application at FERC for new forward-looking formula transmission rates to provide for cost recovery for the portfolio of projects that PJM has designated for Grid Growth to construct and operate. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.8% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. The application requested an effective date of May 6, 2026. On July 2, 2026, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, the hypothetical capital structure incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 6, 2026, as requested, subject to refund, pending further settlement and hearing proceedings. FERC set Grid Growth’s proposed return on equity, proxy cost of debt, and formula rate template for settlement and hearing. On August 3, 2026, a group of consumer advocates requested rehearing of FERC’s July 2, 2026, order. On August 12, 2026, the parties will commence confidential settlement negotiations.

AMP v. ATSI

On February 5, 2026, AMP filed at FERC a complaint against ATSI contesting ATSI’s recovery of certain deferred taxes in ATSI’s 2026 transmission rates. On February 25, 2026, ATSI filed an answer to AMP’s complaint and on May 6, 2026, FERC issued an order affirming ATSI’s position and denying AMP’s challenge. On June 5, 2026, AMP requested a rehearing. FERC did not act on AMP’s rehearing request before the July 2, 2026, statutory deadline. On July 6, 2026, FERC issued a notice of denial stating that it would issue an order on the merits at a later time.

Utility RELIEF Act and Related FERC Complaint

The Utility RELIEF Act, which became effective July 1, 2026, requires all transmission utilities within Maryland to participate as members in an RTO. On July 2, 2026, the Maryland Energy Administration, MDOPC, and MDPSC filed a complaint at FERC against Valley Link Maryland and all other Maryland transmission owners. The complaint seeks a FERC order directing the Maryland transmission owners to remove the RTO 50 bps ROE adder incentive from each of their transmission rates. The Maryland Energy Administration, MDOPC, and MDPSC seek to apply FERC’s rulings that remove the RTO incentive from transmission rates when state laws require RTO participation. The complaint requested that any RTO incentive adders collected after July 1, 2026, be refunded. Valley Link Maryland filed its response to the complaint on August 5, 2026.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include debt guarantees, stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of June 30, 2026, was $159 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Valley Link	$102
Surety bonds(1)	35
LOCs	22
Total Guarantees and Other Assurances	$159
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of June 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $22 million of collateral, in the form of LOCs, as of June 30, 2026.

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

8. TRANSACTIONS WITH AFFILIATED COMPANIES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the three and six months ended June 30, 2026, and 2025, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues	$7	$5	$14	$9

Other operating expenses:
Ground lease expense	6	6	12	12
FESC support services(1)	56	58	117	123
Other affiliate support services(1)	31	31	59	64
Interest income	3	7	5	9
Interest expense	—	1	—	2
(1) Includes amounts capitalized of $50 million for each of the three months ended June 30, 2026, and 2025, and $101 million and $102 million for the six months ended June 30, 2026, and 2025, respectively.

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
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $5 million and $6 million for the six months ended June 30, 2026, and 2025, respectively.
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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY TRANSMISSION, LLC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q discusses the three and six months ended June 30, 2026, and year-over-year comparisons between the three and six months ended June 30, 2026, and 2025, and should be read in conjunction with FET’s interim financial statements and notes included in this Form 10-Q, and its audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.
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
On May 20, 2026, FE, FET and Brookfield entered into the A&R FET LLC Agreement, which amends and restates the A&R Fourth FET LLC Agreement in its entirety. The A&R FET LLC Agreement implements the application of the parties’ existing governance arrangements under the A&R Fourth FET LLC Agreement to FET’s participation in Valley Link and Grid Growth. The relative ownership percentages of the members of FET, the size and composition of FET’s board of directors, the ownership-based thresholds at which Brookfield’s rights apply, and the scope of the matters as to which Brookfield has consent, consultation or other approval rights with respect to FET, in each case as set forth in the A&R Fourth FET LLC Agreement, are not modified by the A&R FET LLC Agreement.
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

The FET Subsidiaries, together with PJM, plan, operate and maintain their respective transmission systems in accordance with the reliability standards developed by NERC and approved by FERC to ensure reliable service to customers. The business strategy for the FET Subsidiaries’ transmission systems is to operate, maintain and invest in transmission infrastructure to continue to ensure system integrity and reliability and to prudently manage expenses, capital expenditures and regulatory compliance.

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

PJM RTEP Open Window Projects

On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Open Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members are 50% by each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the PJM 2025 RTEP Open Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

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

RESULTS OF OPERATIONS
Summary of Results of Operations — Second Quarter 2026 Compared with Second Quarter 2025

FET financial results for the second quarter of 2026 and 2025 were as follows:

	For the Three Months Ended June 30,
(In millions)	2026	2025	Change
Revenues:
Revenue from non-affiliates	$502	$430	$72
Revenue from affiliates	7	5	2
Total Revenues	509	435	74

Operating Expenses:
Other operating expenses	85	67	18
Provision for depreciation	93	87	6
Amortization of regulatory assets, net	2	2	—
General taxes	83	74	9
Total Operating Expenses	263	230	33

Other Income (Expense):
Interest income from affiliates	3	7	(4)
Miscellaneous expense, net	(1)	—	(1)
Interest expense - other	(84)	(76)	(8)
Interest expense - affiliates	—	(1)	1
Capitalized financing costs	24	18	6
Total Other Expense	(58)	(52)	(6)

Income taxes	43	35	8

Income attributable to noncontrolling interest	20	18	2

Earnings Attributable to FirstEnergy Transmission, LLC	$125	$100	$25

Results of Operations— Second Quarter of 2026 Compared with Second Quarter of 2025

Earnings attributable to FET increased by $25 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filings, and higher capitalized financing costs, partially offset by higher interest expenses from new long-term debt issuances.

Revenues

Total revenues increased by $74 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to a higher overall rate base, higher recovery of transmission operating expenses, and true-up adjustments from the annual forward-looking transmission rate filings.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended June 30,
Revenues by Transmission Asset Owner	2026	2025	Change
		(In millions)
ATSI	$301	$261	$40
TrAIL	60	62	(2)
MAIT	150	114	36
Intercompany Eliminations	(2)	(2)	—
Total Consolidated Revenues	$509	$435	$74

Operating Expenses

Total operating expenses increased by $33 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher operating and maintenance expenses and higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expenses increased by $6 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes

FET's effective tax rate for the three months ended June 30, 2026, and 2025, was 23.4% and 22.9%, respectively.

Summary of Results of Operations — First Six Months of 2026 Compared with First Six Months of 2025

FET financial results for the first six months of 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
(In millions)	2026	2025	Change
Revenues:
Revenue from non-affiliates	$987	$894	$93
Revenue from affiliates	14	9	5
Total Revenues	1,001	903	98

Operating Expenses:
Other operating expenses	159	158	1
Provision for depreciation	185	174	11
Amortization of regulatory assets, net	3	3	—
General taxes	166	147	19
Total Operating Expenses	513	482	31

Other Income (Expense):
Interest income from affiliates	5	9	(4)
Miscellaneous income, net	—	2	(2)
Interest expense - other	(167)	(146)	(21)
Interest expense - affiliates	—	(2)	2
Capitalized financing costs	47	34	13
Total Other Expense	(115)	(103)	(12)

Income taxes	86	72	14

Income attributable to noncontrolling interest	39	37	2

Earnings Attributable to FirstEnergy Transmission, LLC	$248	$209	$39

Results of Operations— First Six Months of 2026 Compared with First Six Months of 2025

Earnings attributable to FET increased by $39 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filings, and higher capitalized financing costs, partially offset by higher interest expenses from new long-term debt issuances.

Revenues

Total revenues increased by $98 million in the first six months of 2026, as compared to the same period of 2025, primarily due to a higher overall rate base, higher recovery of transmission operating expenses, and true-up adjustments from the annual forward-looking transmission rate filings.

Revenues by transmission asset owner are shown in the following table:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2026	2025	Change
		(In millions)
ATSI	$590	$529	$61
TrAIL	127	133	(6)
MAIT	289	246	43
Intercompany Eliminations	(5)	(5)	—
Total Consolidated Revenues	$1,001	$903	$98

Operating Expenses

Total operating expenses increased by $31 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher depreciation and property tax expenses from a higher asset base and higher operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expenses increased by $12 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes

FET's effective tax rate for the six months ended June 30, 2026, and 2025, was 23.3% and 22.6%, respectively.
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

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2026, and December 31, 2025, and the changes during the six months ended June 30, 2026:

Net Regulatory Assets (Liabilities) by Source	June 30, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(478)	$(487)	$9
Asset removal costs	62	33	29
Deferred transmission costs	(88)	(48)	(40)
MISO exit fee(1)	19	21	(2)
Vegetation management costs(1)	4	5	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(481)	$(476)	$(5)
(1) These regulatory assets do not earn a current return, but they are currently being recovered by rates.

The following is a description of the regulatory assets and liabilities described above:

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to federal and state tax rate changes such as the TCJA and Pennsylvania House Bill 1342. These amounts are being amortized over the period in which the related deferred tax assets reverse, which is generally over the expected life of the underlying asset.

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

As of June 30, 2026, FET's net deficit in working capital (current assets less current liabilities) was approximately $365 million, primarily due to short-term borrowings, accounts payable, and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

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

FET had $275 million and $246 million of outstanding short-term borrowings as of June 30, 2026, and December 31, 2025, respectively. FET’s available liquidity as of July 27, 2026, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2030	$1,000	$695
ATSI, MAIT and TrAIL	October 2029	850	849
	Subtotal	$1,850	$1,544
Cash and cash equivalents		—	25
	Total	$1,850	$1,569

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2026:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Actual Debt-to-Total-Capitalization Ratio
	(In millions)
FET	N/A	$1,000	65.9%
ATSI(1)	$500	350	40.6%
MAIT(1)	400	350	38.8%
TrAIL(1)	400	150	39.6%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Amended Credit Facilities and against the borrowers' borrowing sublimit. As of June 30, 2026, FET and the FET Subsidiaries had $22 million in outstanding LOCs, $1 million of which are issued under the Credit Facilities.

Revolving Credit Facility	LOC Availability as of June 30, 2026	LOC Utilized as of June 30, 2026
	(In millions)
FET	$100	$—
ATSI, MAIT and TrAIL	200	1

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

As of June 30, 2026, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Amended Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool
	2026	2025
For the Three Months Ended June 30,	4.35%	4.72%
For the Six Months Ended June 30,	4.29%	4.83%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and the FET Subsidiaries' credit ratings as of July 27, 2026:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FET	A	Baa2	BBB+	—	—	—	A-	Baa2	BBB+	S	S	S
ATSI	A	A3	A	—	—	—	A	A3	A+	S	S	S
MAIT	A	A3	A	—	—	—	A	A3	A+	S	S	S
TrAIL	A	A3	A	—	—	—	A	A3	A+	S	S	S
(1) S = Stable

The applicable undrawn and drawn margin on the credit facilities are subject to ratings-based pricing grids. The applicable fee paid on the undrawn commitments and on actual borrowings under the credit facilities are based on FET's senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody's.

FET and the FET Subsidiaries are subject to debt-to-total-capitalization ratios of 75% and 65%, respectively. FET, ATSI, MAIT, and TrAIL could issue debt of approximately $4.1 billion, $3.6 billion, $3.3 billion, and $1.1 billion, respectively, or incur a reduction of equity of approximately $1.4 billion, $2.0 billion, $1.8 billion, and $589 million, respectively, and would remain within the limitations of the financial covenant requirements as defined under the Amended Credit Facilities.

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

Changes in Cash Position

As of June 30, 2026, FET had $10 million of cash and cash equivalents as compared to $8 million of cash and cash equivalents as of December 31, 2025, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Six Months Ended June 30,
(In millions)	2026	2025	Change

Net cash provided from operating activities	$588	$574	$14
Net cash used for investing activities	(862)	(884)	22
Net cash provided from financing activities	276	393	(117)
Net change in cash and cash equivalents	2	83	(81)

Cash and cash equivalents, at beginning of period	8	8	—
Cash and cash equivalents, at end of period	$10	$91	$(81)

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

Net cash provided from operating activities was $588 million and $574 million in the first six months of 2026 and 2025, respectively. The increase in cash provided from operating activities in 2026, compared to the same period of 2025, is primarily due to higher revenues from regulated capital investments that increased rate base, partially offset by lower net transmission revenue collections based on the timing of formula rate collections.

Cash Flows From Investing Activities

Net cash used for investing activities in the first six months of 2026 principally represented cash used for capital investments. The following table summarizes investing activities for the first six months of 2026 and 2025:

	For the Six Months Ended June 30,
Investing Activities	2026	2025	Change
	(In millions)
Capital investments	$(695)	$(692)	$(3)
Loans with affiliated companies, net	(130)	(140)	10
Asset removal costs	(56)	(50)	(6)
PATH-WV liquidation distribution (Note 1.)	21	—	21
Other	(2)	(2)	—
	$(862)	$(884)	$22

Net cash used for investing activities for the first six months of 2026 decreased by $22 million, as compared to the same period of 2025, primarily due to cash distribution payment received in the second quarter of 2026 related to the authorized liquidation and dissolution of PATH-WV, and higher receipts from loans with affiliated companies, partially offset by increased spend in capital investments and asset removal costs.

Cash Flows From Financing Activities

In the first six months of 2026 and 2025, net cash provided from financing activities was $276 million and $393 million, respectively. The following table summarizes financing activities for the first six months of 2026 and 2025:

	For the Six Months Ended June 30,
Financing Activities	2026	2025	Change
	(In millions)

New Issues:
Senior unsecured notes	$425	$1,025	$(600)
	$425	$1,025	$(600)

Redemptions / Repayments:
Senior unsecured notes	$(75)	$(625)	$550
	$(75)	$(625)	$550

Short-term borrowings, net	$29	$100	$(71)
Distribution payments	(100)	(100)	—
Other	(3)	(7)	4
	$276	$393	$(117)

FET had the following redemption and issuances during the six months ended June 30, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
ATSI	Senior Unsecured	April, 2026	4.00%	2026	$75	Redeemed senior unsecured notes that became due.
Issuances
MAIT	Senior Unsecured	April, 2026	5.02%	2036	$250	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund other general corporate purposes.
ATSI	Senior Unsecured	April, 2026	5.19%	2033	$175
Proceeds were used to: (i) repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI's 4.00% senior unsecured notes due 2026; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

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
GUARANTEES AND OTHER ASSURANCES
FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include debt guarantees, stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of June 30, 2026, was $159 million. See Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for more information.

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of June 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $22 million of collateral, in the form of LOCs, as of June 30, 2026.
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

CREDIT RISK

Credit risk is the risk that FET would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FET maintains risk policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. FET has concentrations of suppliers and counterparties. These concentrations may impact FET's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

FERC REGULATORY MATTERS

With respect to their transmission services and rates, the FET Subsidiaries are subject to regulation by FERC. Under the FPA, FERC regulates rates for transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters. FERC regulations require the FET Subsidiaries to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of the FET Subsidiaries are subject to functional control by PJM, and transmission service using the FET Subsidiaries’ transmission facilities is provided by PJM under the PJM Tariff.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with FERC’s orders. As of June 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $79 million, which is recorded in “Regulatory liabilities” on FET’s Consolidated Balance Sheets.

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

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. PJM and the PJM transmission owners are required to submit an initial compliance filing with FERC by August 17, 2026, unless PJM and the PJM transmission owners notify FERC by August 3, 2026, that they plan to implement FERC’s directives by means of tariff amendments pursuant to FPA Section 205, in which case the compliance filing is due on November 16, 2026. FET is unable to predict the outcome of this proceeding.

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

Grid Growth Formula Transmission Rate

On March 6, 2026, the Grid Growth joint venture filed an application at FERC for new forward-looking formula transmission rates to provide for cost recovery for the portfolio of projects that PJM has designated for Grid Growth to construct and operate. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.8% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. The application requested an effective date of May 6, 2026. On July 2, 2026, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, the hypothetical capital structure incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 6, 2026, as requested, subject to refund, pending further settlement and hearing proceedings. FERC set Grid Growth’s proposed return on equity, proxy cost of debt, and formula rate template for settlement and hearing. On August 3, 2026, a group of consumer advocates requested rehearing of FERC’s July 2, 2026, order. On August 12, 2026, the parties will commence confidential settlement negotiations.

AMP v. ATSI

On February 5, 2026, AMP filed at FERC a complaint against ATSI contesting ATSI’s recovery of certain deferred taxes in ATSI’s 2026 transmission rates. On February 25, 2026, ATSI filed an answer to AMP’s complaint and on May 6, 2026, FERC issued an order affirming ATSI’s position and denying AMP’s challenge. On June 5, 2026, AMP requested a rehearing. FERC did not act on AMP’s rehearing request before the July 2, 2026, statutory deadline. On July 6, 2026, FERC issued a notice of denial stating that it would issue an order on the merits at a later time.

Utility RELIEF Act and Related FERC Complaint

The Utility RELIEF Act, which became effective July 1, 2026, requires all transmission utilities within Maryland to participate as members in an RTO. On July 2, 2026, the Maryland Energy Administration, MDOPC, and MDPSC filed a complaint at FERC against Valley Link Maryland and all other Maryland transmission owners. The complaint seeks a FERC order directing the Maryland transmission owners to remove the RTO 50 bps ROE adder incentive from each of their transmission rates. The Maryland Energy Administration, MDOPC, and MDPSC seek to apply FERC’s rulings that remove the RTO incentive from transmission rates when state laws require RTO participation. The complaint requested that any RTO incentive adders collected after July 1, 2026, be refunded. Valley Link Maryland filed its response to the complaint on August 5, 2026.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based on that evaluation, the principal executive officer and principal financial officer of FET have concluded that its disclosure controls and procedures were effective as of June 30, 2026.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 6., “Regulatory Matters,” and Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of June 30, 2026, there has been no material change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FET’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026, which could materially affect FET’s business, financial condition or future results.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Not applicable.
ITEM 6.        EXHIBITS

Exhibit Number		Description

	3.1	Fifth Amended and Restated Limited Liability Company Agreement of FirstEnergy Transmission, LLC (incorporated by reference to FET’s Form 8-K filed May 20, 2026, Exhibit 3.1, File No. 333-282554).
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Transmission, LLC for the period ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
August 6, 2026

FIRSTENERGY TRANSMISSION, LLC
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Director
(Principal Accounting Officer)