Form 10-Q
period 2026-09-30
FirstEnergy Transmission, LLC
filed 2026-11-03
CIK 2038118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Transmission, LLC and its current and former subsidiaries and affiliated companies:

ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, a wholly owned subsidiary of FE, which provides legal, financial and other corporate support services to FirstEnergy affiliates
FET	FirstEnergy Transmission, LLC, a consolidated VIE of FE, the parent company of ATSI, MAIT and TrAIL, which has joint ventures in Valley Link and Grid Growth, and had a joint venture in PATH
FET Subsidiaries	ATSI, MAIT and TrAIL
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Ohio	Grid Growth Ohio, LLC
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a former joint venture between FE and a subsidiary of AEP
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 25, 2024
Valley Link Maryland	Valley Link Transmission Maryland, LLC
Valley Link Subsidiaries	The five subsidiaries of Valley Link: (i) Valley Link Maryland; (ii) Valley Link Transmission Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC, that will develop, construct, own, operate and maintain those transmission projects awarded by PJM

The following abbreviations and acronyms may be used to identify frequently used terms in this report:
A&R FET LLC Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of FET
A&R Fourth FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
AEP	American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
Amended Credit Facilities	Collectively, the eight separate senior unsecured syndicated revolving credit facilities entered into by FE, FET, the Electric Companies, and the Transmission Companies, each as amended from time to time, most recently on October 23, 2026
AMP	American Municipal Power, Inc.
AMT	Alternative Minimum Tax
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
Credit Facilities	Collectively, the FET Revolving Facility and the ATSI, MAIT and TrAIL revolving facilities as amended through October 20, 2023
CWIP	Construction Work in Progress
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
EEI	The Edison Electric Institute
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
EPA	U.S. Environmental Protection Agency
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FET Board	The Board of Directors of FET
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET's five-year syndicated revolving credit facility, dated as of October 20, 2023, and amended through October 27, 2025
Fitch	Fitch Ratings Service
FPA	Federal Power Act
GAAP	Generally Accepted Accounting Principles in the United States
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
LOC	Letter of Credit
MDOPC	Maryland Office of People's Counsel
MDPSC	Maryland Public Service Commission
MISO	Midcontinent Independent System Operator
Moody's	Moody's Investors Service, Inc.
N/A	Not applicable
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
OBBBA	One Big Beautiful Bill Act of 2025, adopted on July 4, 2025
OCC	Ohio Consumers' Counsel
OPEB	Other Postemployment Benefits

PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory through which PJM coordinates the movement of electricity, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTEP	Regional Transmission Expansion Plan
RTEP Open Window	PJM’s competitive transmission planning and solicitation process under RTEP through which qualified transmission developers submit proposals to address identified transmission system needs and compete for project awards
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SEC	U.S. Securities and Exchange Commission
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SOFR	Secured Overnight Financing Rate
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
Utility RELIEF Act	Maryland House Bill 1532, adopted May 12, 2026
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

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

PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

REVENUES:
Revenues from non-affiliates	$474	$460	$1,461	$1,354
Revenues from affiliates	5	4	19	13
Total revenues	479	464	1,480	1,367

OPERATING EXPENSES:
Other operating expenses(1)	74	68	233	226
Provision for depreciation	95	88	280	262
Amortization of regulatory assets, net	1	1	4	4
General taxes	64	73	230	220
Total operating expenses	234	230	747	712

OPERATING INCOME	245	234	733	655

OTHER INCOME (EXPENSE):
Interest income from affiliates	2	3	7	12
Miscellaneous income (expense), net	(8)	(1)	(8)	1
Interest expense - non-affiliates	(86)	(81)	(253)	(227)
Interest expense - affiliates	(1)	—	(1)	(2)
Capitalized financing costs	26	23	73	57
Total other expense	(67)	(56)	(182)	(159)

INCOME BEFORE INCOME TAXES (BENEFITS)	178	178	551	496

INCOME TAXES (BENEFITS)	41	(24)	127	48

NET INCOME	$137	$202	$424	$448

Income attributable to noncontrolling interest	19	21	58	58

EARNINGS ATTRIBUTABLE TO FIRSTENERGY TRANSMISSION, LLC	$118	$181	$366	$390

(1) Includes affiliated operating expenses of $45 million and $46 million for the three months ended September 30, 2026, and 2025, respectively, and $132 million and $143 million for the nine months ended September 30, 2026, and 2025, respectively.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$8
Receivables-
Affiliated companies	1	5
Other	76	91
Notes receivable from affiliated companies	206	268
Prepaid taxes and other	37	42
	320	414
PROPERTY, PLANT AND EQUIPMENT:
In service	14,779	14,069
Less — Accumulated provision for depreciation	2,945	2,804
	11,834	11,265
Construction work in progress	1,662	1,204
	13,496	12,469
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	224	224
Investments	1	19
Property taxes	77	313
Operating lease right-of-use asset(1)	411	412
Other	37	38
	750	1,006
TOTAL ASSETS(3)	$14,566	$13,889
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$75
Short-term borrowings-
Affiliated companies	66	1
Other	370	245
Accounts payable - Affiliated companies	170	119
Accrued taxes	333	335
Accrued interest	89	101
Other	12	15
	1,040	891
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	7,056	6,629
Accumulated deferred income taxes	1,664	1,540
Property taxes	6	321
Regulatory liabilities	496	476
Noncurrent operating lease obligation(2)	404	405
Other	8	9
	9,634	9,380
TOTAL LIABILITIES(3)	10,674	10,271

MEMBERS' EQUITY:
Members' equity	2,250	2,250
Retained earnings	804	588
Total members' equity	3,054	2,838
Noncontrolling interest	838	780
TOTAL EQUITY	3,892	3,618

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 7.)

TOTAL LIABILITIES AND EQUITY	$14,566	$13,889
(1) Includes $409 million as of September 30, 2026, and December 31, 2025, associated with affiliated leases.
(2) Includes $403 million as of September 30, 2026, and December 31, 2025, associated with affiliated leases.
(3) As of September 30, 2026, and December 31, 2025, the assets of FET's VIE were $5,176 million and $4,532 million, respectively, that can only be used to settle obligations of the VIE. As of September 30, 2026, and December 31, 2025, these assets include, respectively: Accounts receivable of $28 million and $26 million, Notes receivable from affiliated companies of $144 million and $21 million, Prepaid taxes and other current assets of $1 million and $3 million, Property, plant, and equipment of $4,771 million and $4,249 million, Goodwill of $224 million and $224 million, Operating lease right-of-use asset of $1 million and $1 million, and Other noncurrent assets of $7 million and $8 million. The consolidated liabilities as of September 30, 2026, and December 31, 2025, include $2,389 million and $2,185 million, respectively, of liabilities of the VIE whose creditors have no recourse to FET. As of September 30, 2026, and December 31, 2025, these liabilities include, respectively: Accounts payable of $103 million and $78 million, Accrued interest of $28 million and $16 million, Accrued taxes of $4 million and $8 million, Other current liabilities of $6 million and $7 million, Long-term debt and other long-term obligations of $1,722 million and $1,474 million, Accumulated deferred income taxes of $493 million and $434 million, Regulatory liabilities of $31 million and $16 million, and Other noncurrent liabilities of $2 million and $2 million. In addition, liabilities as of December 31, 2025, include $150 million of Short-term borrowings.

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2026
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2026	$2,250	$588	$2,838	$780	$3,618
Net income	—	123	123	19	142
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2026	$2,250	$661	$2,911	$799	$3,710
Net income	—	125	125	20	145
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, June 30, 2026	$2,250	$736	$2,986	$819	$3,805
Net income	—	118	118	19	137
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, September 30, 2026	$2,250	$804	$3,054	$838	$3,892

	For the Nine Months Ended September 30, 2025
(In millions)	Members' Equity	Retained Earnings	Total Members' Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2025	$2,250	$286	$2,536	$774	$3,310
Net income	—	109	109	19	128
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, March 31, 2025	$2,250	$345	$2,595	$793	$3,388
Net income	—	100	100	18	118
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, June 30, 2025	$2,250	$395	$2,645	$811	$3,456
Net income	—	181	181	21	202
Cash distribution declared	—	(50)	(50)	—	(50)
Balance, September 30, 2025	$2,250	$526	$2,776	$832	$3,608

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$424	$448
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	290	271
Deferred income taxes and investment tax credits, net	111	7
Allowance for equity funds used during construction	(56)	(42)
Transmission revenue collections, net	54	124
Gain on PATH-WV liquidation (Note 1.)	(4)	—
Changes in current assets and liabilities-
Receivables	19	16
Prepaid taxes and other current assets	5	(23)
Accounts payable	4	23
Accrued taxes	(81)	(49)
Accrued interest	(12)	10
Other current liabilities	(3)	(1)
Other	3	11
Net cash provided from operating activities	754	795

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,132)	(1,083)
Loans with affiliated companies, net	62	(110)
Asset removal costs	(97)	(84)
PATH-WV liquidation distribution (Note 1.)	21	—
Other	(3)	(4)
Net cash used for investing activities	(1,149)	(1,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	425	1,475
Short-term borrowings - affiliated companies, net	66	—
Short-term borrowings - other, net	125	—
Redemptions and repayments-
Long-term debt	(75)	(625)
Short-term borrowings - affiliated companies, net	(1)	(1)
Short-term borrowings - other, net	—	(20)
Distribution payments	(150)	(150)
Other	(3)	(13)
Net cash provided from financing activities	387	666

Net change in cash and cash equivalents	(8)	180
Cash and cash equivalents, at beginning of period	8	8
Cash and cash equivalents, at end of period	$—	$188

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$147	$117

See Notes to Consolidated Financial Statements.

FIRSTENERGY TRANSMISSION, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Defined terms and abbreviations used herein have the meanings set forth in the Glossary of Terms.

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
FET and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC and the PUCO, PPUC, WVPSC, MDPSC and VSCC. The accompanying interim financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026, and 2025, are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of the financial statements. The Consolidated Balance Sheets as of December 31, 2025, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

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

No impairment of goodwill was indicated in 2026. A qualitative assessment was performed, assessing economic, industry and market considerations in addition to overall performance. Key factors used in the assessment included: interest rates, expected investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of the reporting unit was, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
Capitalized Financing Costs

For the three months ended September 30, 2026, and 2025, capitalized financing costs on FET’s Consolidated Statements of Income include $20 million and $16 million, respectively, of allowance for equity funds used during construction and $6 million and $7 million, respectively, of capitalized interest.

For the nine months ended September 30, 2026, and 2025, capitalized financing costs on FET’s Consolidated Statements of Income include $56 million and $42 million, respectively, of allowance for equity funds used during construction and $17 million and $15 million, respectively, of capitalized interest.
Investments

Valley Link - On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the 2024 PJM RTEP Open Window, PJM awarded two electric transmission projects to Valley Link that, at the time of the award, were estimated to cost approximately $3 billion, with FET's share estimated to be approximately $1 billion.

As of February 21, 2025, the relative ownership interests of the members are FET (34%), DominionHV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. Investment balances as of September 30, 2026, and earnings during the first nine months of 2026 related to Valley Link were immaterial.
Grid Growth - On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. As of February 13,

2026, the relative ownership interests of the members are 50% by each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. FET’s ownership interest in Grid Growth is subject to the equity method of accounting. There were no investment balances as of September 30, 2026, and no earnings were recognized during the first nine months of 2026 related to Grid Growth.
On February 12, 2026, in response to the 2025 PJM RTEP Open Window, PJM awarded a project to Grid Growth that, at the time of the award, was estimated to cost approximately $1 billion, with FET’s share estimated to be approximately $448 million.

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

ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable that the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for FET beginning with the financial statements for the first quarter of 2028, with early adoption permitted. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach.

ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (Issued in December 2025): ASU 2025-10 establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 requires that a government grant be recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received. It permits two approaches for asset related grants either the cost reduction method (reduce the carrying amount of the asset) or the deferred income method (recognize income over the useful life of the asset). Income-related grants are recognized systematically in income as the related costs are incurred. ASU 2025-10 is effective for FET beginning with financial statements for the first quarter of 2029, with early adoption permitted. The guidance is permitted to be applied using a modified prospective, modified retrospective or full retrospective approach.

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

The following table represents a disaggregation of revenue from contracts with regulated transmission customers for the three and nine months ended September 30, 2026, and 2025, by transmission owner:

Revenues from Contracts with Customers by Transmission Asset Owner	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
ATSI	$261	$273	$837	$792
TrAIL	65	66	189	197
MAIT	148	121	435	365
Total Revenue from Contracts with Customers	474	460	1,461	1,354
Other revenue unrelated to contracts with customers	5	4	19	13
Total revenues	$479	$464	$1,480	$1,367
3. INCOME TAXES

FET and its subsidiaries’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2026 and 2025. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following table reconciles the effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2026, and 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions)	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$178		$178		$551		$496
Federal statutory income tax	$37	21.0%	$37	21.0%	$116	21.0%	$104	21.0%
Federal:
Tax credits	—	—%	(1)	(0.6)%	(2)	(0.4)%	(1)	(0.2)%
Nontaxable and Nondeductible:
AFUDC equity income	(4)	(2.3)%	(3)	(1.7)%	(12)	(2.2)%	(9)	(1.8)%
AFUDC equity depreciation	1	0.5%	—	—%	1	0.2%	1	0.2%
Other:
Excess deferred tax amortization	(2)	(1.1)%	5	2.8%	(1)	(0.2)%	3	0.6%
Remeasurement of excess deferred income taxes	—	—%	(70)	(39.3)%	—	—%	(70)	(14.1)%
Federal and state related flow-through	1	0.5%	(1)	(0.6)%	—	—%	(2)	(0.4)%
Other	—	—%	1	0.5%	3	0.6%	—	—%
Changes in unrecognized tax benefits	—	—%	—	—%	(2)	(0.4)%	—	—%
State and municipal income taxes, net of federal effect (1)	8	4.4%	8	4.4%	24	4.4%	22	4.4%
Total income taxes (benefits) (2)	$41	23.0%	$(24)	(13.5)%	$127	23.0%	$48	9.7%
(1) Pennsylvania makes up the majority of FET’s respective domestic state income taxes, net of federal effect.
(2) There were no amounts for the three or nine months ended September 30, 2026, or 2025, related to cross-border tax laws, changes in laws or rates, changes in valuation allowances, or foreign tax effects.

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

The following table provides the approximate fair value and related carrying value of long-term debt, which excludes unamortized debt issuance costs, discounts and premiums as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In millions)
Carrying value	$7,100	$6,750
Fair value	$6,516	$6,576

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FET and the FET Subsidiaries. FET and the FET Subsidiaries classified short-term borrowings and long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2026, and December 31, 2025.

The following table summarizes the redemptions and issuances of FET and the FET Subsidiaries during the nine months ended September 30, 2026:

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
5. VARIABLE INTEREST ENTITIES

FET and its subsidiaries perform qualitative analyses to determine whether a variable interest qualifies FET or its subsidiaries as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FET consolidates a VIE when it is determined that it is the primary beneficiary.

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

Unconsolidated VIEs

•Valley Link - Investment balances as of September 30, 2026, and earnings during the first nine months of 2026 related to Valley Link were immaterial. See Note 1., “Organization and Basis of Presentation – Investments," and Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for additional information related to Valley Link.

•Grid Growth - There were no investment balances as of September 30, 2026, and no earnings were recognized during the first nine months of 2026 related to Grid Growth. See Note 1., “Organization and Basis of Presentation – Investments," of the Notes to Consolidated Financial Statements for additional information related to Grid Growth.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contended that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with FERC’s orders. ATSI also filed a request for rehearing on July 27, 2026, arguing that the Federal Power Act limited the refund period to 15 months. On August 27, 2026, FERC denied the request for rehearing by operation of law and on October 30, 2026, FERC issued an order on the merits continuing to deny the request for rehearing. On October 21, 2026, ATSI appealed FERC’s June 25, 2026, order to the Sixth Circuit, where the case remains pending. As of September 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $51 million, which is recorded in “Regulatory liabilities” on FET’s Consolidated Balance Sheets

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries’ transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above,

ATSI revised the ROE in its transmission rates effective August 1, 2026.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in the PJM market. The FET Subsidiaries and the other transmission utilities in Ohio and in the PJM market filed comments. The matter is pending before FERC.

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

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 PJM RTEP Open Window process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. On July 28, 2026, PJM filed a motion with FERC advising of its plans to submit the compliance filing in mid-November 2026, which FERC accepted on August 14, 2026. On August 17, 2026, the PJM transmission owners filed a partial compliance filing to set a rate for interim network integration transmission service. On September 22, 2026, FERC issued an order dismissing all requests for rehearing and clarified that the June 18, 2026, order made no final determination and that the matter is in abeyance pending submission of the compliance filing. FET is unable to predict the outcome of this proceeding.

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

Grid Growth Formula Transmission Rate

On March 6, 2026, the Grid Growth joint venture filed an application at FERC for new forward-looking formula transmission rates to provide for cost recovery for the portfolio of projects that PJM has designated for Grid Growth to construct and operate. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.8% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. The application requested an effective date of May 6, 2026. On July 2, 2026, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, the hypothetical capital structure incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 6, 2026, as requested, subject to refund, pending further settlement and hearing proceedings. FERC set Grid Growth’s proposed ROE, proxy cost of debt, and formula rate template for settlement and hearing. On August 3, 2026, a group of consumer advocates requested rehearing of FERC’s July 2, 2026, order. On August 12, 2026, the parties commenced confidential settlement negotiations.

AMP v. ATSI

On February 5, 2026, AMP filed at FERC a complaint against ATSI contesting ATSI’s recovery of certain deferred taxes in ATSI’s 2026 transmission rates. On February 25, 2026, ATSI filed an answer to AMP’s complaint and on May 6, 2026, FERC issued an order affirming ATSI’s position and denying AMP’s challenge. On June 5, 2026, AMP requested a rehearing. FERC did not act on AMP’s rehearing request before the July 2, 2026, statutory deadline. On July 6, 2026, FERC issued a notice of denial stating that it would issue an order on the merits at a later time. On September 24, 2026, FERC issued its order on the merits affirming its May 6, 2026, order. On October 5, 2026, FERC filed an unopposed motion to hold the case in abeyance pending the outcome of AMP’s appeal in a separate FERC proceeding involving AEP; the motion was granted in an order issued on October 20, 2026.

PJM Interim Resource Adequacy Service

On August 13, 2026, PJM filed with FERC its interim resource adequacy service proposal, which would permit curtailment to data centers that did not bring their own supply of new generation resources. On September 3, 2026, FirstEnergy filed a limited protest of certain elements of PJM’s filing. On October 9, 2026, FERC issued an order accepting PJM’s proposed large load definition and PJM’s proposal to establish a registry to log and track such large loads. FERC rejected all of the remaining elements of PJM’s proposal without prejudice.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include debt guarantees, stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amounts of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of September 30, 2026, was $160 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Valley Link	$102
Surety bonds(1)	36
LOCs	22
Total Guarantees and Other Assurances	$160
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of September 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million. On October 21, 2026, Valley Link amended its credit facility, increasing FET’s maximum support obligation to $221 million.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $22 million of collateral, in the form of LOCs, as of September 30, 2026.

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

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to FET and the FET Subsidiaries. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and, as anticipated litigation has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

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

8. TRANSACTIONS WITH AFFILIATED COMPANIES

In addition to the intercompany income tax allocation and the short-term borrowing arrangement, FET and its subsidiaries have revenues, operating expense and interest expense transactions with affiliated companies, primarily FESC and the Electric Companies. The affiliated company transactions during the three and nine months ended September 30, 2026, and 2025, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues	$5	$4	$19	$13

Other operating expenses:
Ground lease expense	6	6	18	18
FESC support services(1)	67	67	184	190
Other affiliate support services(1)	27	27	86	91
Interest income	2	3	7	12
Interest expense	1	—	1	2
(1) Includes amounts capitalized of $55 million and $54 million for the three months ended September 30, 2026, and 2025, respectively, and $156 million for the nine months ended September 30, 2026, and 2025.

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
In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. FET's subsidiaries are allocated a portion of net periodic benefit costs from affiliates. These amounts are expected to be refunded or recovered through formula transmission rates. Additionally, other pension and OPEB net periodic costs (credits) allocated to FET's subsidiaries from affiliates were approximately $7 million and $9 million for the nine months ended September 30, 2026, and 2025, respectively.
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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY TRANSMISSION, LLC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q discusses the three and nine months ended September 30, 2026, and year-over-year comparisons between the three and nine months ended September 30, 2026, and 2025, and should be read in conjunction with FET’s interim financial statements and notes included in this Form 10-Q, and its audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.
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
The FET Subsidiaries' transmission facilities are connected to generation resources, distribution facilities and neighboring transmission systems. The transmission facilities currently transmit electricity in the PJM market from generating stations to local electricity distribution facilities located, in the case of ATSI, primarily in Ohio and Pennsylvania, in the case of MAIT, primarily in Pennsylvania, and in the case of TrAIL, primarily in Pennsylvania, West Virginia and northern Virginia.

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

PJM RTEP Open Window Projects

On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the 2024 PJM RTEP Open Window, PJM awarded two electric transmission projects to Valley Link that, at the time of award, were estimated to cost approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members are 50% by each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the 2025 PJM RTEP Open Window, PJM awarded a project to Grid Growth that, at the time of the award, was estimated to cost approximately $1 billion, with FET’s share estimated to be approximately $448 million.

As part of its investment plan, FET and the FET Subsidiaries expect to continue to consider opportunities to submit transmission projects through the PJM RTEP Open Window process to address expansion projects including opportunities in the 2026 PJM RTEP Open Window.

Energize365

A robust plan for customer-focused growth, Energize365 is the centerpiece of FET's regulated transmission capital investment strategy that aims to utilize all investments to support its strategic priorities including clean energy, improving grid reliability and resiliency and supporting the clean energy transition. Through the Energize365 program, FET expects to spend approximately $11.6 billion in system-wide capital investments from 2026 through 2030. FET believes there is a continued long-term pipeline of investment opportunities for its existing transmission infrastructure beyond those identified through 2030. Among other things, large load development represents a significant source of potential long-term investment growth for FET, including opportunities for substantial investment in transmission infrastructure, such as new and upgraded transmission lines and substations, along with network upgrades that are expected to maintain system reliability and facilitate customer interconnections.

RESULTS OF OPERATIONS
Summary of Results of Operations — Third Quarter 2026 Compared with Third Quarter 2025

FET financial results for the third quarter of 2026 and 2025 were as follows:

	For the Three Months Ended September 30,
(In millions)	2026	2025	Change
Revenues:
Revenue from non-affiliates	$474	$460	$14
Revenue from affiliates	5	4	1
Total Revenues	479	464	15

Operating Expenses:
Other operating expenses	74	68	6
Provision for depreciation	95	88	7
Amortization of regulatory assets, net	1	1	—
General taxes	64	73	(9)
Total Operating Expenses	234	230	4

Other Income (Expense):
Interest income from affiliates	2	3	(1)
Miscellaneous expense, net	(8)	(1)	(7)
Interest expense - other	(86)	(81)	(5)
Interest expense - affiliates	(1)	—	(1)
Capitalized financing costs	26	23	3
Total Other Expense	(67)	(56)	(11)

Income taxes (benefits)	41	(24)	65

Income attributable to noncontrolling interest	19	21	(2)

Earnings Attributable to FirstEnergy Transmission, LLC	$118	$181	$(63)

Results of Operations— Third Quarter of 2026 Compared with Third Quarter of 2025

Earnings attributable to FET decreased by $63 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to the absence of a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025 and higher net financing costs, partially offset by higher revenues from regulated capital investments that increased overall rate base.

Revenues

Total revenues increased by $15 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to a higher overall rate base.

Revenues by transmission asset owner are shown in the following table:

	For the Three Months Ended September 30,
Revenues by Transmission Asset Owner	2026	2025	Change
		(In millions)
ATSI	$267	$278	$(11)
TrAIL	66	68	(2)
MAIT	149	121	28
Intercompany Eliminations	(3)	(3)	—
Total Consolidated Revenues	$479	$464	$15

Operating Expenses

Total operating expenses increased by $4 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher depreciation and higher operating and maintenance expenses, partially offset by lower property tax expenses. Nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expenses increased by $11 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes

FET's effective tax rate for the three months ended September 30, 2026, and 2025, was 23.0% and (13.5)%, respectively. The increase in the effective tax rate was primarily due to the absence in 2026 of a tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.

Summary of Results of Operations — First Nine Months of 2026 Compared with First Nine Months of 2025

FET financial results for the first nine months of 2026 and 2025 were as follows:

	For the Nine Months Ended September 30,
(In millions)	2026	2025	Change
Revenues:
Revenue from non-affiliates	$1,461	$1,354	$107
Revenue from affiliates	19	13	6
Total Revenues	1,480	1,367	113

Operating Expenses:
Other operating expenses	233	226	7
Provision for depreciation	280	262	18
Amortization of regulatory assets, net	4	4	—
General taxes	230	220	10
Total Operating Expenses	747	712	35

Other Income (Expense):
Interest income from affiliates	7	12	(5)
Miscellaneous income (expense), net	(8)	1	(9)
Interest expense - other	(253)	(227)	(26)
Interest expense - affiliates	(1)	(2)	1
Capitalized financing costs	73	57	16
Total Other Expense	(182)	(159)	(23)

Income taxes	127	48	79

Income attributable to noncontrolling interest	58	58	—

Earnings Attributable to FirstEnergy Transmission, LLC	$366	$390	$(24)

Results of Operations— First Nine Months of 2026 Compared with First Nine Months of 2025

Earnings attributable to FET decreased by $24 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to the absence of a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025 and higher net financing costs, partially offset by higher revenues from regulated capital investments that increased overall rate base and true-up adjustments from the annual forward-looking transmission rate filings.

Revenues

Total revenues increased by $113 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to a higher overall rate base, higher recovery of transmission operating expenses, and true-up adjustments from the annual forward-looking transmission rate filings.

Revenues by transmission asset owner are shown in the following table:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2026	2025	Change
		(In millions)
ATSI	$857	$807	$50
TrAIL	193	201	(8)
MAIT	438	367	71
Intercompany Eliminations	(8)	(8)	—
Total Consolidated Revenues	$1,480	$1,367	$113

Operating Expenses

Total operating expenses increased by $35 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher depreciation and property tax expenses from a higher asset base and planned operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates.

Other Expenses

Total other expenses increased by $23 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes

FET's effective tax rate for the nine months ended September 30, 2026, and 2025, was 23.0% and 9.7%, respectively. The increase in the effective tax rate was primarily due to the absence in 2026 of a tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.
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

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2026, and December 31, 2025, and the changes during the nine months ended September 30, 2026:

Net Regulatory Assets (Liabilities) by Source	September 30, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(473)	$(487)	$14
Asset removal costs	57	33	24
Deferred transmission costs	(102)	(48)	(54)
MISO exit fee(1)	18	21	(3)
Vegetation management costs(1)	4	5	(1)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(496)	$(476)	$(20)
(1) These regulatory assets do not earn a current return, but they are currently being recovered in current rates.

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

As of September 30, 2026, FET's net deficit in working capital (current assets less current liabilities) was approximately $720 million, primarily due to short-term borrowings, accounts payable, and accrued interest and taxes. FET believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

Short-Term Borrowings / Revolving Credit Facilities

On October 23, 2026, FET and the FET Subsidiaries entered into amendments to their respective credit facilities to, among other things: (i) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2030 to October 20, 2031, for the FET credit facility and (b) from October 18, 2029 to October 18, 2030 for the FET Subsidiaries’ credit facility; and (ii) allow for the option to extend the Credit Agreement by up to two additional one-year periods.

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

FET had $436 million and $246 million of outstanding short-term borrowings as of September 30, 2026, and December 31, 2025, respectively. FET’s available liquidity as of October 27, 2026, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FET	October 2031	$1,000	$620
ATSI, MAIT and TrAIL	October 2030	850	849
	Subtotal	$1,850	$1,469
Cash and cash equivalents		—	—
	Total	$1,850	$1,469

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2026:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Actual Debt-to-Total-Capitalization Ratio
	(In millions)
FET	N/A	$1,000	65.9%
ATSI(1)	$500	350	40.8%
MAIT(1)	400	350	38.3%
TrAIL(1)	400	150	39.0%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the Amended Credit Facilities and against the applicable borrowers' borrowing sublimit. As of September 30, 2026, FET and the FET Subsidiaries had $22 million in outstanding LOCs, $1 million of which are issued under the Credit Facilities.

Revolving Credit Facility	LOC Availability as of September 30, 2026	LOC Utilized as of September 30, 2026
	(In millions)
FET	$100	$—
ATSI, MAIT and TrAIL	200	1

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

As of September 30, 2026, FET and the FET Subsidiaries were in compliance with the applicable debt-to-total-capitalization ratio covenants in each case as defined under the Amended Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool
	2026	2025
For the Three Months Ended September 30,	4.48%	4.35%
For the Nine Months Ended September 30,	4.35%	4.67%

Long-Term Debt Capacity

FET's and the FET Subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FET's and the FET Subsidiaries' credit ratings as of October 27, 2026:

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

FET and the FET Subsidiaries are subject to debt-to-total-capitalization ratios of 75% and 65%, respectively. FET, ATSI, MAIT, and TrAIL could issue debt of approximately $4.2 billion, $3.7 billion, $3.4 billion, and $1.1 billion, respectively, or incur a reduction of equity of approximately $1.4 billion, $2.0 billion, $1.9 billion, and $611 million, respectively, and would remain within the limitations of the financial covenant requirements as defined under the Amended Credit Facilities.

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

Changes in Cash Position

As of September 30, 2026, FET had no cash and cash equivalents as compared to $8 million of cash and cash equivalents as of December 31, 2025, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Nine Months Ended September 30,
(In millions)	2026	2025	Change

Net cash provided from operating activities	$754	$795	$(41)
Net cash used for investing activities	(1,149)	(1,281)	132
Net cash provided from financing activities	387	666	(279)
Net change in cash and cash equivalents	(8)	180	(188)

Cash and cash equivalents, at beginning of period	8	8	—
Cash and cash equivalents, at end of period	$—	$188	$(188)

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

Net cash provided from operating activities was $754 million and $795 million in the first nine months of 2026 and 2025, respectively. The decrease in cash provided from operating activities in 2026, compared to the same period of 2025, is primarily due to lower net transmission revenue collections based on the timing of formula rate collections, partially offset by higher revenues from regulated capital investments that increased rate base.

Cash Flows From Investing Activities

Net cash used for investing activities in the first nine months of 2026 principally represented cash used for capital investments. The following table summarizes investing activities for the first nine months of 2026 and 2025:

	For the Nine Months Ended September 30,
Investing Activities	2026	2025	Change
	(In millions)
Capital investments	$(1,132)	$(1,083)	$(49)
Loans with affiliated companies, net	62	(110)	172
Asset removal costs	(97)	(84)	(13)
PATH-WV liquidation distribution (Note 1.)	21	—	21
Other	(3)	(4)	1
	$(1,149)	$(1,281)	$132

Net cash used for investing activities for the first nine months of 2026 decreased by $132 million, as compared to the same period of 2025, primarily due to higher receipts from loans with affiliated companies, and cash distribution payment received in the second quarter of 2026 related to the authorized liquidation and dissolution of PATH-WV, partially offset by increased spend in capital investments and asset removal costs.

Cash Flows From Financing Activities

In the first nine months of 2026 and 2025, net cash provided from financing activities was $387 million and $666 million, respectively. The following table summarizes financing activities for the first nine months of 2026 and 2025:

	For the Nine Months Ended September 30,
Financing Activities	2026	2025	Change
	(In millions)

New Issues:
Senior unsecured notes	$425	$1,475	$(1,050)
	$425	$1,475	$(1,050)

Redemptions / Repayments:
Senior unsecured notes	$(75)	$(625)	$550
	$(75)	$(625)	$550

Short-term borrowings, net	$190	$(21)	$211
Distribution payments	(150)	(150)	—
Other	(3)	(13)	10
	$387	$666	$(279)

The following table summarizes the redemptions and issuances of FET and the FET Subsidiaries during the nine months ended September 30, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
ATSI	Senior Unsecured	April, 2026	4.00%	2026	$75	Redeemed senior unsecured notes that became due.
Issuances
MAIT	Senior Unsecured	April, 2026	5.02%	2036	$250	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund other general corporate purposes.
ATSI	Senior Unsecured	April, 2026	5.19%	2033	$175
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
GUARANTEES AND OTHER ASSURANCES
FET has various financial and performance guarantees and indemnifications which can be issued in the normal course of business. These contracts include debt guarantees, stand-by LOCs and surety bonds. FET enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amounts of future payments FET and the FET Subsidiaries could be required to make under these guarantees as of September 30, 2026, was $160 million. See Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements for more information.

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of September 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million. On October 21, 2026, Valley Link amended its credit facility, increasing FET’s maximum support obligation to $221 million.

Collateral and Contingent-Related Features

In the normal course of business, FET and the FET Subsidiaries may enter into physical or financially settled contracts. Certain agreements contain provisions that require FET or the FET Subsidiaries to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon FET’s or the FET Subsidiaries’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. FET and the FET Subsidiaries have posted $22 million of collateral, in the form of LOCs, as of September 30, 2026.
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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contended that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with FERC’s orders. ATSI also filed a request for rehearing on July 27, 2026, arguing that the Federal Power Act limited the refund period to 15 months. On August 27, 2026, FERC denied the request for rehearing by operation of law and on October 30, 2026, FERC issued an order on the merits continuing to deny the request for rehearing. On October 21, 2026, ATSI appealed FERC’s June 25, 2026, order to the Sixth Circuit, where the case remains pending. As of September 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $51 million, which is recorded in “Regulatory liabilities” on FET’s Consolidated Balance Sheets

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to the FET Subsidiaries’ transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above, ATSI revised the ROE in its transmission rates effective August 1, 2026.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in the PJM market. The FET Subsidiaries and the other transmission utilities in Ohio and in the PJM market filed comments. The matter is pending before FERC.

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

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 PJM RTEP Open Window process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. On July 28, 2026, PJM filed a motion with FERC advising of its plans to submit the compliance filing in mid-November 2026, which FERC accepted on August 14, 2026. On August 17, 2026, the PJM transmission owners filed a partial compliance filing to set a rate for interim network integration transmission service. On September 22, 2026, FERC issued an order dismissing all requests for rehearing and clarified that the June 18, 2026, order made no final determination and that the matter is in abeyance pending submission of the compliance filing. FET is unable to predict the outcome of this proceeding.

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

Grid Growth Formula Transmission Rate

On March 6, 2026, the Grid Growth joint venture filed an application at FERC for new forward-looking formula transmission rates to provide for cost recovery for the portfolio of projects that PJM has designated for Grid Growth to construct and operate. Among other things, the transmission rate application provides for a hypothetical capital structure of 40% debt and 60% equity, and a base ROE of 10.8% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. The application requested an effective date of May 6, 2026. On July 2, 2026, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, the hypothetical capital structure incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 6, 2026, as requested, subject to refund, pending further settlement and hearing proceedings. FERC set Grid Growth’s proposed ROE, proxy cost of debt, and formula rate template for settlement and hearing. On August 3, 2026, a group of consumer advocates requested rehearing of FERC’s July 2, 2026, order. On August 12, 2026, the parties commenced confidential settlement negotiations.

AMP v. ATSI

On February 5, 2026, AMP filed at FERC a complaint against ATSI contesting ATSI’s recovery of certain deferred taxes in ATSI’s 2026 transmission rates. On February 25, 2026, ATSI filed an answer to AMP’s complaint and on May 6, 2026, FERC issued an order affirming ATSI’s position and denying AMP’s challenge. On June 5, 2026, AMP requested a rehearing. FERC did not act on AMP’s rehearing request before the July 2, 2026, statutory deadline. On July 6, 2026, FERC issued a notice of denial stating that it would issue an order on the merits at a later time. On September 24, 2026, FERC issued its order on the merits affirming its May 6, 2026, order. On October 5, 2026, FERC filed an unopposed motion to hold the case in abeyance pending the outcome of

AMP’s appeal in a separate FERC proceeding involving AEP; the motion was granted in an order issued on October 20, 2026.

PJM Interim Resource Adequacy Service

On August 13, 2026, PJM filed with FERC its interim resource adequacy service proposal, which would permit curtailment to data centers that did not bring their own supply of new generation resources. On September 3, 2026, FirstEnergy filed a limited protest of certain elements of PJM’s filing. On October 9, 2026, FERC issued an order accepting PJM’s proposed large load definition and PJM’s proposal to establish a registry to log and track such large loads. FERC rejected all of the remaining elements of PJM’s proposal without prejudice.

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

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to FET and the FET Subsidiaries. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and, as anticipated litigation has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1., "Organization and Basis of Presentation," of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information” in Item 2. above.
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FET, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer of FET have concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FET's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 6., “Regulatory Matters,” and Note 7., “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I., Item 1. of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of September 30, 2026, there has been no material change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FET’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Amendments to Existing Revolving Credit Facilities

On October 23, 2026, FET and the FET Subsidiaries, entered into amendments to their respective credit facilities (collectively, and as amended on October 23, 2026) to, among other things: (i) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2030, to October 20, 2031, for the FET credit facility and (b) from October 18, 2029, to October 18, 2030, for the FET Subsidiaries’ credit facility; and (ii) allow for the option to extend the Credit Agreement by up to two additional one-year periods.

The amendments to the Amended Credit Facilities are as follows:
•Amendment No. 3 to Credit Agreement, dated as of October 23, 2026, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent; and
•Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

The foregoing description of the Amended Credit Facilities is qualified in its entirety by reference to each such amendment entered into by FET, and the FET Subsidiaries each of which is filed hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.
ITEM 6.        EXHIBITS

Exhibit Number		Description

	10.1
Amendment No. 3 to Credit Agreement, dated as of October 23, 2026, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to FET's Form 8-K filed October 28, 2026, Exhibit 10.1, File No. 333-282554).

(A)	10.2
Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Transmission, LLC for the period ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Members' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
November 3, 2026

FIRSTENERGY TRANSMISSION, LLC
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Director
(Principal Accounting Officer)